Form 10-Q
period 2007-12-31
PURDEN LAKE RESOURCE CORP.
filed 2008-02-14
CIK 1399356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2007

                        Commission File Number 333-145620


                           PURDEN LAKE RESOURCE CORP.
                 (Name of small business issuer in its charter)

       Delaware                                                 20-8067060
(State of incorporation)                                (IRS Employer ID Number)

                               23 Mechanic Street
                               Red Bank, NJ 07701
                                 (732) 358-0299
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,000,000 shares of Common Stock outstanding as of December 31, 2007.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2007, prepared by the company, immediately follow.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  December 31,        March 31,
                                                                     2007               2007
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  1,989           $  4,968
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                         $  1,989           $  4,968
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                 $  5,500           $     --
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                       5,500                 --

STOCKHOLDERS' EQUITY:
  Common stock at $0.001 par value; 75,000,000 shares
   authorized; 3,000,000 shares and 2,000,000 shares
   issued and outstanding as of December 31, 2007
   and March 31, 2007                                              $  3,000           $  2,000
  Additional paid-in capital                                         12,000              8,000
  Deficit accumulated during exploration stage                      (18,511)            (5,032)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                     (3,511)             4,968
                                                                   --------           --------

                                                                   $  1,989           $  4,968
                                                                   ========           ========

                       See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                  November 30, 2006
                                          Three Months          Nine Months          (inception)
                                             Ended                Ended                through
                                           December 31,         December 31,         December 31,
                                              2007                 2007                 2007
                                           ----------           ----------           ----------
REVENUES                                   $       --           $       --           $       --
                                           ----------           ----------           ----------

GENERAL & ADMINISTRATIVE EXPENSES               1,408                6,479               11,511
PROFESSIONAL FEES                               1,000                7,000                7,000
                                           ----------           ----------           ----------

NET LOSS                                   $   (2,408)          $  (13,479)          $  (18,511)
                                           ==========           ==========           ==========

BASIC AND DILUTED LOSS PER SHARE           $    (0.00)          $    (0.00)
                                           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  3,000,000            2,596,364
                                           ==========           ==========


                       See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                             November 30, 2006
                                                             Nine Months        (inception)
                                                               Ended              through
                                                             December 31,       December 31,
                                                                2007               2007
                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(13,479)          $(18,511)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                      5,500              5,500
                                                              --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                 (7,979)           (13,011)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                       1,000              3,000
  Additional paid-in capital                                     4,000             12,000
                                                              --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES              5,000             15,000
                                                              --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (2,979)             1,989
                                                              --------           --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 4,968                 --
                                                              --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  1,989           $  1,989
                                                              ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --
                                                              ========           ========
  Income Taxes paid                                           $     --           $     --
                                                              ========           ========


                       See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2007
                                   (Unaudited)


NOTE 1. ORGANIZATION

Purden Lake Resource Corp. ("the Company") was incorporated under the laws of the State of Delaware on November 30, 2006 and has been inactive since inception. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - EXPLORATION STATE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of an "Exploration Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of an exploration stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

A. ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31, year-end.

B. BASIC LOSS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective November 30, 2006 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2007
                                   (Unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. STOCK TRANSACTION

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

G. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2007
                                   (Unaudited)


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. However, the Company had no operations during the period from November 30, 2006 (inception) to December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern.

Even though the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $1,989 may be insufficient to cover the expenses we will incur prior to raising additional funding. If the Company experiences a shortage of funds prior to funding they may borrow funds from its sole director, who has informally agreed to advance funds to allow the Company to pay for offering costs, filing fees, and professional fees, however, our director has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 2,500,000 shares for sale at $.02 per share to raise capital of $50,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Lisa Lopomo, the sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2007
                                   (Unaudited)


NOTE 6. STOCK TRANSACTIONS

On November 30, 2006 the Company issued 1,000,000 shares of common stock to Lisa Lopomo for cash valued at $0.005 per share for a total of $5,000.

On January 2, 2007, Lisa Lopomo paid $5,000 on behalf of the Company for the cost of the mining claims. The Company issued 1,000,000 shares of common stock at $0.005 per share for a total of $5,000 to Lisa Lopomo in exchange for the cash paid out for the mining claims.

On July 21, 2007 the Company issued 1,000,000 shares of common stock to Lisa Lopomo for cash valued at $0.005 per share for a total of $5,000.

The Company had 3,000,000 shares of common stock issued and outstanding as of December 31, 2007.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $ 0.001 par value; 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

BUSINESS AND PLAN OF OPERATION

We are an exploration stage company with no revenues or operating history. The one property in our portfolio is the Sandlot Claim, consisting of 472 acres, included within 10 contiguous cells. The Sandlot Claim was staked using the British Columbia Mineral Titles Online computer Internet system and was assigned Tenure No. 526466 and is good to January 26, 2010.

There is the likelihood of our mineral claim containing little or no economic mineralization of bentonite. The Sandlot Claim is located immediately south of Purden Lake, a small resort community on Hwy 16 about 42 miles east of the City of Prince George in central British Columbia. If our claim does not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Our exploration target is bentonite. Bentonite is an absorbent, aluminum phyllosilicate clay that forms from weathering of volcanic ash, most often in the presence of water. Bentonite is one of the most unusual and versatile industrial minerals in the world. It is used in a multitude of industrial, environmental, and consumer products. It is a naturally occurring mineral-based ore known as "swelling" clay that sorbs and retains water at very high levels. Bentonite can be used in cement, adhesives, ceramic bodies, cosmetics and cat litter. Bentonite, in small percentages, is used as an ingredient in commercially designed clay bodies and ceramic glazes. Bentonite clay is also used in pyrotechnics to make end plugs and rocket nozzles. It is often used as a thickener in facial masks as it absorbs excess oil and dirt from the skin. Studies show that the internal use of volcanic ash goes back to the indigenous peoples of the high Andes Mountains, tribes in Central Africa and the aborigines of Australia. Taken internally, it supports the intestinal system in the elimination of toxins. Bentonite also has the interesting property of adsorbing relatively large amounts of protein molecules from aqueous solutions. It is therefore uniquely useful in the process of winemaking, where it is used to remove excessive amounts of protein from white wines, making them clear. It also has the incidental use of inducing more rapid clarification of both red and white wines.

Our plan of operation for the twelve months, if we are able to raise capital from our offering of common stock, is to complete the two phases of the exploration program on our claim recommended by the consulting geologist which consists of geological mapping, soil and rock sampling, magnetometer survey and trenching. In addition to the $46,620 we anticipate spending for Phases 1 & 2 of the exploration program, as outlined below, we anticipate spending an additional $6,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $52,000, which is the amount to be raised in our offering and our cash on hand. In order to proceed, we will require the funds from our offering.

The following two phase exploration proposal and cost estimates are offered with the understanding that second phase is contingent upon encouraging results being obtained from the first phase:

                                 PHASE 1 BUDGET

           Geologist 10 days @ $500/day                      $ 5,000
           Technologist 10days @ $300/day                    $ 3,000
           Vehicle 10 days @ $100/day                        $ 1,000
           Rock Samples 20 @ $50 each                        $ 1,000
           Soil Samples 50 @ $40 each                        $ 2,000
           Lodging 10 days @ $120/day/ person                $ 2,400
           Expenses, food, fuel and  field supplies          $ 2,000
           Report                                            $ 2,000
                                                             -------
                            TOTAL (US DOLLARS)               $18,400
                                                             =======

Contingent upon favorable results from Phase 1, the following Phase 2 work program is recommended. Phase 2 will consist of a magnetometer survey and trenching.

                                 PHASE 2 BUDGET

         Bond                                                $ 5,000
         Geologist 8 days @ $500/day                         $ 4,000
         Technologist 8 days @ $300/day                      $ 2,000
         Vehicle 8 days @ $100/day                           $   800
         Magnetometer Survey                                 $ 5,000
         Rock Samples 50 @ $50 each                          $ 2,500
         Expenses, food and field supplies                   $ 2,000
         Report                                              $ 2,000
         Lodging 8 days @ $120/day/person                    $ 1,920
         Trenching                                           $ 3,000
                          TOTAL (US DOLLARS)                 $28,220
                                                             -------
                 GRAND TOTAL PHASE 1 & 2 (US DOLLARS)        $46,620
                                                             =======

No recommendations for drilling on the Sandlot Claim can be made at this time. Once exploration proceeds through Phase 2 the decision to commence with drilling could be made.

If we are successful in raising the funds from our offering, we plan to commence Phase 1 of the exploration program on the claim in the spring of 2008. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. We estimate this program will take approximately 8 days to complete, and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. Subject to financing, we anticipate commencing the second phase of our exploration program in summer 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2007 was $1,989. To satisfy our cash requirements we need to complete our offering of 3,000,000 shares registered pursuant to a SB-2 Registration Statement which became effective on November 19, 2007. If we are able to complete the offering, it will provide proceeds of $50,000 to implement our exploration program.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $2,408 and $13,479 for the three and nine month periods ended December 31, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our SB-2 Registration Statement. Our net loss since inception through December 31, 2007 was $18,511.

If we experience a shortage of funds prior to funding our director has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $5,000 through the sale of common stock to our officer who purchased 1,000,000 shares of our common stock at $0.005 per share on November 30, 2006. On January 2, 2007 our director, Lisa Lopomo, paid $5,000 on our behalf for the cost of the mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007 Ms. Lopomo was issued 1,000,000 shares of common stock in exchange for $5,000, or $0.005 per share.

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from November 30, 2006 (inception) to December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern.

Even though the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $1,989 may be insufficient to cover the expenses we will incur prior to raising additional funding. If the Company experiences a shortage of funds prior to funding they may borrow funds from its sole director, who has informally agreed to advance funds to allow the Company to pay for offering costs, filing fees, and professional fees, however, our director has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 2,500,000 shares for sale at $.02 per share to raise capital of $50,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-145620, at the SEC website at www.sec.gov:

     Exhibit No.                  Description
     -----------                  -----------

        3.1           Articles of Incorporation*
        3.2           Bylaws*
       31.1           Rule 13a-14(a)/15d-14(a) Certification
       31.2           Rule 13a-14(a)/15d-14(a) Certification
       32.1           Certification Pursuant to 18 U.S.C. 1350
       32.2           Certification Pursuant to 18 U.S.C. 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2008               Purden Lake Resource Corp.


                                    /s/ Lisa Lopomo
                                    --------------------------------------------
                                By: Lisa Lopomo
                                    Chief Executive Officer (Principal Executive
                                    Officer), and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Lisa Lopomo                                            February 13, 2008
--------------------------------------------               -----------------
Lisa Lopomo, Director                                            Date
Chief Executive Officer (Principal Executive
Officer), Principal Financial Officer
(Principal Accounting & Financial Officer)