Form 10-K
period 2008-03-31
PURDEN LAKE RESOURCE CORP.
filed 2008-07-14
CIK 1399356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2008

                        Commission file number 333-145620


                            Purden Lake Resource Corp
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              20-8067060
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                               23 Mechanic Street
                               Red Bank, NJ 07701
               (Address of Principal Executive Offices & Zip Code)

                                 (732) 358-0299
                               (Telephone Number)

                     Sichenzia, Ross, Friedman, Ference LLP
                             61 Broadway, 32nd Floor
                               New York, NY 10006
                    Telephone (212)930-9700 Fax (212)930-9725
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 31, 2008.

                           PURDEN LAKE RESOURCE CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                      11
Item 2.  Properties                                                        14
Item 3.  Legal Proceedings                                                 14
Item 4.  Submission of Matters to a Vote of Securities Holders             14

                                    Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                14
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        16
Item 8.  Financial Statements and Supplementary Data                       19
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         28
Item 9A. Controls and Procedures                                           28

                                    Part III

Item 10. Directors and Executive Officers                                  30
Item 11. Executive Compensation                                            31
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  32
Item 13. Certain Relationships and Related Transactions                    32
Item 14. Principal Accounting Fees and Services                            32

                                     Part IV

Item 15. Exhibits                                                          33

Signatures                                                                 33

                                     PART I

ITEM 1. BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization of bentonite. The Sandlot Claim is located immediately south of Purden Lake, a small resort community on Hwy 16 about 42 miles east of the City of Prince George in central British Columbia. The Sandlot property (Tenure #526466) comprises a contiguous group of ten claim units and covering an area of 472 acres. If our claim does not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

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

                                    GLOSSARY

"Argillite"              A metamorphic rock, intermediate between shale and
                         slate, that does not possess true slate cleavage
"Basalt"                 An extrusive volcanic rock
"BCDM"                   British Columbia Department of Mines
"Chert"                  A variety of silica that contains microcrystalline
                         quartz
"Clastic Rock"           A sedimentary rock composed principally of fragments
                         derived from pre-existing rocks and transported
                         mechanically to their place of deposition
"Diamond drill"          A rotary type of rock drill that cuts a core of rock
                         that is recovered in long cylindrical sections
"Fault"                  A fracture dividing a rock into two sections that have
                         visibly moved relative to each other

"Geological mapping"     The process of observing and measuring geological
                         features in a given area and plotting these features,
                         to scale, onto a map
"Geophysical survey"     A method of exploration that measures the physical
                         properties of rock formations including magnetism,
                         specific gravity, electrical conductivity and
                         resistance
"Mafic"                  Class of rock which crystallizes from silicate minerals
                         at relatively high temperatures. It is also sometimes
                         called basalt
"Massive sulphide
mineralization"          Mineralization that contains a variety of different
                         sulphide minerals - usually includes - sphalerite,
                         chalcopyrite, pyrite and pyrrhotite.
"Metamorphic"            A rock that has undergone chemical or structural
                         changes (heat, pressure, or a chemical reaction) that
                         causes changes to its original state - High-grade
                         metamorphic is a large amount of change
"Mineral claim"          A portion of land held either by a prospector or a
                         mining company, in British Columbia each claim is 500m
                         x 500m (1,640 ft2)
"Sedimentary rocks"      Secondary rocks formed from material derived from other
                         rocks and laid down underwater.
"Soil sampling"          The collecting of samples of soil, usually 2 pounds per
                         sample, from soil thought to be covering mineralized
                         rock. The samples are submitted to a laboratory that
                         will analyze them for mineral content
"Sphalerite"             A zinc sulphide mineral; the most common ore mineral of
                         zinc
"Stockwork"              A complex system of structurally controlled or randomly
                         oriented veins, also referred to as stringer zones
"Trenching"              The digging of long, narrow excavation through soil, or
                         rock, to expose mineralization
"Volcanic rocks"         Igneous rocks formed from magma that has flowed out or
                         has been violently ejected from a volcano

GENERAL INFORMATION

The one property in our portfolio is the Sandlot Claim, consisting of 472 acres, included within 10 contiguous cells. The Sandlot Claim was staked using the British Columbia Mineral Titles Online computer Internet system and was assigned Tenure No. 526466 and is good to January 26, 2010.

The property is located in central British Columbia, approximately 42 road miles east of the City of Prince George. The city of Prince George is the nearest community providing food, lodging amenities, rail and major highway links, road equipment operations for the logging industry and emergency medical facilities.

The property consists of one claim of 10 units covering an area of 489 acres. The area where the property is located experiences 70 to 75 inches of precipitation annually of which 25% may occur as a snow equivalent. Winters generally last from November through March.

The first recorded reference to the Purden Lake showing was in the 1960 Annual Report of the B.C Ministry of Energy, Mines and Petroleum Resources (EMPR). The reference has been reported only as a bentonite occurrence. Nothing else was recorded. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property. The initial exploration phase will be supported by generators. Water required for exploration and development of the claim is available from several creeks located in the area.

A two phase exploration program to evaluate the area was recommended by the geologist in his report on the property. Phase 1 of the work program will consist of geological mapping, soil sampling and rock sampling. Contingent upon favorable results from Phase 1, the Phase 2 work program would consist of a magnetometer survey and trenching.

The cost of the proposed program is $18,400 for the first phase of exploration work and $28,220 for the second phase. We plan to commence Phase 1 of the exploration program in the summer of 2008.

The discussions contained herein are managements estimates based on information provided by the professional geologist who prepared the geology report for the project. Because we have not commenced our exploration program, we cannot provide a more detailed discussion of our future plans if we find a viable store of minerals on our property. There is no guarantee that exploitable bentonite mineralization will be found, the quantity and quality of the bentonite if it is found and the extraction process that will be required. We are unable to assure investors we will be able to raise the additional funding to proceed with any subsequent work on the claim if mineralization is found during our exploration program.

ACQUISITION OF THE MINERAL CLAIM

The Sandlot Claim is assigned Tenure Number 526466 and is recorded in the name of Reza Mohammed. The claim is in good standing to January 26, 2010.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has been granted Reza Mohammed, who holds the claim in trust for the Company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Mohammed who is a Canadian citizen. The Sandlot Claim was staked using the British Columbia Mineral Titles Online computer Internet system.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The property is located in central British Columbia, approximately 42 road miles east of the City of Prince George on Hwy 16 or about 34 miles, due east as the crow flies. The property occupies the northwest slope of Mount Purden or at about 3 miles east of the Bowron River bridge crossing of Hwy 16 and 0.3 miles south of the west end of Purden Lake.

The property terrain is of moderate relief rising from 2,657 feet in the northwest corner of the Claim boundary crossing Hwy 16 to 3,937 feet in the extreme southeast corner of the property. Moss covered talus slopes are well developed in some of the creeks near the east side of the property. Vegetation on the claim consists of mature growths of hemlock, balsam, red and yellow cedar with undergrowth of Devil's Club, ferns, raspberry vines and a thick moss blanket in some areas. The claim area has never been logged; in addition to the numerous dead falls with the thick underbrush and wet conditions associated with the north facing topography makes traversing of this particular area rather arduous.

The area where the property is located experiences 70 to 75 inches of precipitation annually of which 25% may occur as a snow equivalent. Winters generally last from November through March.

Access to the property from Vancouver B.C. is via Hwy 1 heading east to Hope and then north on to Prince George, for a road distance of about 497 miles. From Prince George take Hwy 16 east to Purden Lake then on to the Purden lake ski hill road, bearing to the south, proceed uphill for about 1 mile to the second switch bend, the eastern boundary of the property lies about 0.3 miles due west on foot. The extreme northwest corner of the property is accessible via Hwy 16; the old logging roads to the south of the property are impassable. A 4x4 vehicle is not necessary as most of the property is accessible only on foot. The city of Prince George is the nearest community providing food, lodging amenities, rail and major highway links, road equipment operations for the logging industry and emergency medical facilities.

The property terrain is of moderate relief rising from 2,657 feet in the northwest corner of the Claim boundary crossing Hwy 16 to 3,937 feet in the extreme southeast corner of the property. Moss covered talus slopes are well developed in some of the creeks near the east side of the property. Vegetation on the claim consists of mature growths of hemlock, balsam, red and yellow cedar with undergrowth of Devil's Club, ferns, raspberry vines and a thick moss blanket in some areas. The claim area has never been logged; in addition to the numerous dead falls with the thick underbrush and wet conditions associated with the north facing topography makes traversing of this particular area rather arduous.

                          [MAP SHOWING CLAIM LOCATION]




HISTORY

The first recorded reference to the Purden Lake showing was in the 1960 Annual Report of the B.C Ministry of Energy, Mines and Petroleum Resources (EMPR), the reference has been reported only as a bentonite occurrence nothing else was recorded.

The only significant referenced material pertaining to the area was an Airborne Geophysics Report that covered several areas around Purden Lake. CCH Resources in March of 1980 engaged Apex Airborne Surveys Ltd., of Vancouver B.C. to perform Helicopter Magnetic and Electromagnetic surveys on the Purden Lake, Nook, Eighteen Mile Creek, and Towkuh Creek areas of the Bowron River. The report covered four areas that were selected as of a result of a reconnaissance geochemical survey completed in the 1979 season. The purpose of the airborne geophysics survey was to locate potential exploration conductor targets that could be the source of the geochemical anomalies found in the particular areas. A total of 313 line kilometers were flown over the Purden Lake area.

The geophysical data from the program delineated the lithological units and also yielded two areas with low conductive anomalies that may demonstrate a concentration of massive sulphides. The first anomaly identified is indicative of magnetic rocks, however the conductance is low and centered in a ravine. The first anomaly is located northeast of property. The second anomaly identified a very small response but a significant line to line correlation. The second anomaly lies about south the property.

GEOLOGICAL SETTING

REGIONAL & LOCAL GEOLOGY

The rocks of the general area comprise of an assortment of mainly Palaeozoic and Mesozoic sedimentary, metamorphic and volcanic rocks; tertiary rocks are confined to the Eocene coal bearing clastics of the Bowron River Valley just east of the Sandlot Property. Glacial deposits are widespread within the valley of the Bowron River and the Purden Lake area.

Based upon the mapping by the Government of B.C, two prominent geological terranes are recognized within the area surrounding the Sandlot Property namely the Cariboo and Slide Mtn Terranes. The Sandlot Property lies entirely within the Slide Mtn, Volcanic/Sedimentary Group; this sequence is bounded on the northeast by the northwest trending McLeod Lake Fault and on the southwest by sub-parallel structures along Bateman Creek.

PROPERTY GEOLOGY

The property appears to be entirely underlain by the Slide Mtn Group of mafic volcanics and deep water marine argillites/cherts. The property has very little exposure of rock outcrops except in the lower highway road cut and only on the upper course of the traverse taken by the author. Based upon the limited investigation by the author reveals only one distinct structural rock parcel evidenced on the property; a unit of predominately grey-green colored, pyritic, massive basalt with minor intercalated beds of chert and argillite.

PROPERTY MINERALIZATION

The purpose of this program was to locate the bentonite showing at Purden Lake, however the environment where the showing is presumed to occur is not typical for these types of deposits. Bentonite deposits usually occur in a Tertiary volcanic setting where volcanic ash is deposited in either a fresh water or marine basin of temperate climatic conditions characterized by a low energy setting. The ash reacts with the water environment altering the ejecta's glass component into bentonite. The tectonic setting for bentonite is virtually continental or continental platform environment and sometimes in an island-arc situation.

Bentonite occurs in two forms of montmorillonite minerals: the sodium bentonite swells in contact with water and has a variety of industrial uses including its primary use as absorbents; the calcium bentonite is non-swelling with water but is used extensively in ceramics and cosmetic industry. Weathering of these deposits can increase the colloidal properties or may decrease the calcium ion component. Bentonite or montmorillonite can also occur in a hydrothermal alteration environment where the parent host rock is subjected to hydrothermal fluids; hence it is this type of depositional environment proposed for the Purden Lake showing based on its hillside location rather than a typical basin type setting.

COMPETITION

We do not compete directly with anyone for the exploration or removal of bentonite or other minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of bentonite. Therefore, we will likely be able to sell any bentonite that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment, such as bulldozers and excavators, that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada, generally, and in British Columbia, specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body, as it is deemed
"low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources (BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $2,000 - $3,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,500.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Lisa Lopomo who currently devotes 5 hours per week to company matters, in the future she will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act. We will file Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission,

("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have not yet commenced exploration on the Sandlot Claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on November 30, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR PURDEN LAKE RESOURCE CORP., WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 3 of our financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our management has no professional training or technical credentials in the field of geology. As a result, she may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Her decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY BENTONITE DEPOSITS RESULTING IN THE FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of bentonite. We have a geological report and the claim has been staked per British Columbia regulations. The claims were staked using Mineral Titles Online (MTO), an Internet-based mineral titles administration system that allows a user to acquire and maintain mineral titles by selecting the area on a seamless digital GIS map of British Columbia and pay the associated fees electronically. Jakobus George Coetzee , the author of the geology report on the Sandlot Property, personally examined the Property and the immediate surrounding area on August 2nd and 3rd, 2007. Mr. Coetzee graduated with a BSc (Honors) in Geology from University of Pretoria in South Africa in 1981 and is a member of the Society of Economic Geologists. He has worked as an exploration and mine geologist for more than 24 years in South Africa, North America and Mexico. We have a verbal agreement with Mr. Coetzee to conduct the exploration program. However; there is the possibility that our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE CLAIM, WE MAY DISCOVER MINERALIZATION ON THE CLAIM THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

     While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF BENTONITE ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIM INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing bentonite of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the bentonite, investor acceptance of our claim and general market conditions. These factors may make the timing, amount and terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, resulting in the failure of our business.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the roads providing access to our claim to become impassable. The area where the Sandlot Claim is located experiences 70 to 75 inches of precipitation annually of which 25% may occur as a snow equivalent. Winters generally last from November through March. If the roads are impassable we would be delayed in our exploration timetable.

GOVERNMENT REGULATION, OR OTHER LEGAL UNCERTAINTIES, MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to excavation operations on the claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS AND CURRENTLY RESIDES IN NEW JERSEY, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Ms. Lopomo, our sole officer and director of the company, currently devotes approximately 5 hours per week providing management services to us. While she presently possesses adequate time to attend to our interests, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development. Ms. Lopomo currently resides in New Jersey while the claim is located in British Columbia. This could severely impact her ability to oversee the progress of the exploration program being carried out by Mr. Coetzee on the property. This could result in the program not being implemented properly for the company.

MS. LOPOMO, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, OWNS 55% OF OUR COMMON STOCK AND, AS A RESULT, SHE WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS A MINORITY SHAREHOLDER WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT THEIR ABILITY TO EVER RESELL ANY SHARES.

     Ms. Lopomo, our sole executive officer and director, owns 55% of our common stock. Due to the controlling amount of her share ownership, she has a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters. Her interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

MS. LOPOMO IS OUR SOLE OFFICER AND DIRECTOR. SHE HAS, AND WILL CONTINUE TO HAVE, SIGNIFICANT CONTROL OVER OUR CORPORATE GOVERNANCE AND OPERATIONS.

     Due to Ms. Lopomo's position as sole officer and director, she has significant influence in determining all corporate transactions and governance, including related party transactions, executive compensation, oversight of accounting functions and segregation of duties. Her interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own any property although we do own a mineral claim on certain property as described in item 1. We are currently utilizing space at the office of our president at 23 Mechanic Street, Red Bank, NJ 07701. The premises are provided to us on a rent-free basis. We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We plan to contact a market maker and apply to have the shares quoted on the OTC Electronic Bulletin Board (OTCBB) in the next 60 days. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Purden Lake Resource Corp., and, anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

There is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report we have one shareholder of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Purchasing a penny stock which the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in the company will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

TRANSFER AGENT

The company has retained Empire Stock Transfer as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-K could also cause actual results to differ materially from those indicated by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $15,897 and $5,032 for the years ended March 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (November 30, 2006) through March 31, 2008 was $20,930.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2008 was $70, and outstanding liabilities were $5,000. We received our initial funding of $5,000 through the sale of common stock to our officer who purchased 1,000,000 shares of our common stock at $0.005 per share on November 30, 2006. On January 2, 2007 our director, Lisa Lopomo, paid $5,000 on our behalf for the cost of the mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007 Ms. Lopomo was issued 1,000,000 shares of common stock in exchange for $5,000, or $0.005 per share. Subsequent to our March 31, 2008 financials we completed our offering pursuant to our registration statement on Form SB-2 raising $50,000 from the sale of 2,500,000 shares of common stock to 28 investors. The offering was closed on May 16, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our plan of operation for the twelve months is to complete the two phases of the exploration program on our claim recommended by the consulting geologist which consists of geological mapping, soil and rock sampling, magnetometer survey and trenching. In addition to the $46,620 we anticipate spending for Phases 1 & 2 of the exploration program, as outlined below, we anticipate spending an additional $4,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

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

                                 PHASE 2 BUDGET

         Bond                                                  $ 5,000
         Geologist 8 days @ $500/day                           $ 4,000
         Technologist 8 days @ $300/day                        $ 2,000
         Vehicle 8 days @ $100/day                             $   800
         Magnetometer Survey                                   $ 5,000
         Rock Samples 50 @ $50 each                            $ 2,500
         Expenses, food and field supplies                     $ 2,000
         Report                                                $ 2,000
         Lodging 8 days @ $120/day/person                      $ 1,920
         Trenching                                             $ 3,000
                                                               -------
                          TOTAL (US DOLLARS)                   $28,220
                                                               -------

                 GRAND TOTAL PHASE 1 & 2 (US DOLLARS)          $46,620
                                                               =======

No recommendations for drilling on the Sandlot Claim can be made at this time. Once exploration proceeds through Phase 2 the decision to commence with drilling could be made.

We plan to commence Phase 1 of the exploration program on the claim in June or July 2008. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. We estimate this program will take approximately 8 days to complete, and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in autumn 2008.

ITEM 8. FINANCIAL STATEMENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Purden Lake Resource Corp.

We have audited the accompanying balance sheets of Purden Lake Resource Corp. ("the Company") an exploration stage company as of March 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended March 31, 2008 and the periods November 30, 2006
(inception) to March 31, 2007 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended March 31, 2008 and for the periods November 30, 2006 (inception) to March 31, 2007 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses since its inception and has limited capital resources. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bernstein & Pinchuk LLP
-----------------------------------
New York, New York
June 27, 2008

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                               March 31,          March 31,
                                                                                 2008               2007
                                                                               --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $     70           $  4,968
                                                                               --------           --------

      TOTAL CURRENT ASSETS                                                     $     70           $  4,968
                                                                               ========           ========

                 LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts Payable                                                             $  1,000           $     --
  Payable to a Director                                                           5,000                 --
                                                                               --------           --------
      TOTAL CURRENT LIABILITIES                                                   6,000                 --

STOCKHOLDER'S EQUITY (DEFICIENCY)
  Common stock at $0.001 par value; 75,000,000 shares authorized;
   3,000,000 shares and 2,000,000 shares issued and outstanding as of
   March 31, 2008 and March 31, 2007                                           $  3,000           $  2,000
  Additional paid-in capital                                                     12,000              8,000
  Deficit accumulated during exploration stage                                  (20,930)            (5,032)
                                                                               --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                    (5,930)             4,968
                                                                               --------           --------

                                                                               $     70           $  4,968
                                                                               ========           ========

                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                             November 30, 2006     November 30, 2006
                                                                (inception)           (inception)
                                           Year Ended             through               through
                                            March 31,            March 31,             March 31,
                                              2008                 2007                  2008
                                           ----------           ----------            ----------
REVENUES                                   $       --           $       --            $       --
                                           ----------           ----------            ----------

GENERAL & ADMINISTRATIVE EXPENSES               7,898                5,032                12,930
PROFESSIONAL FEES                               8,000                   --                 8,000
                                           ----------           ----------            ----------

NET LOSS                                   $  (15,898)          $   (5,032)           $  (20,930)
                                           ==========           ==========            ==========

BASIC AND DILUTED LOSS PER SHARE           $    (0.00)          $    (0.00)
                                           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  2,696,721            1,729,508
                                           ==========           ==========


                       See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholder's Equity
--------------------------------------------------------------------------------

                                                                                              Accumulated
                                                         Common Stock                           Deficit        Total
                                                   ------------------------     Additional      During      Stockholders'
                                                   Numbers of                     Paid-in     Exploration      Equity
                                                     Shares          Amount       Capital        Stage      (Deficiency)
                                                     ------          ------       -------        -----      ------------
November 30, 2006 (inception) Stock
issued for cash @ $0.005 per share                  1,000,000       $ 1,000      $  4,000      $      --     $   5,000

January 2, 2007 Stock issued for cash
advanced for mining claims @ $0.005 per share       1,000,000         1,000         4,000                        5,000

Net loss                                                                                          (5,032)       (5,032)
                                                   ----------       -------      --------      ---------     ---------

Balance, March 31, 2007                             2,000,000         2,000         8,000         (5,032)        4,968
                                                   ==========       =======      ========      =========     =========

July 21, 2007 Stock issued for cash
 @ $0.005 per share                                 1,000,000         1,000         4,000             --         5,000

Net loss                                                                                         (15,898)      (15,898)
                                                   ----------       -------      --------      ---------     ---------

Balance, March 31, 2008                             3,000,000       $ 3,000      $ 12,000      $(20,930)     $  (5,930)
                                                   ==========       =======      ========      =========     =========

                       See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                             November 30, 2006    November 30, 2006
                                                                                (inception)          (inception)
                                                             Year Ended           through              through
                                                              March 31,          March 31,            March 31,
                                                                2008               2007                 2008
                                                              --------           --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(15,898)          $ (5,032)            $(20,930)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in payable to a director                 5,000                 --                5,000
    Increase (decrease) in accounts payable                      1,000                 --                1,000
                                                              --------           --------             --------
          NET CASH USED IN OPERATING ACTIVITIES                 (9,898)            (5,032)             (14,930)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                       1,000              2,000                3,000
  Additional paid-in capital                                     4,000              8,000               12,000
                                                              --------           --------             --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES              5,000             10,000               15,000
                                                              --------           --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (4,898)             4,968                   70
                                                              --------           --------             --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 4,968                 --                   --
                                                              --------           --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     70           $  4,968             $     70
                                                              ========           ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --             $     --
                                                              ========           ========             ========

  Income Taxes paid                                           $     --           $     --             $     --
                                                              ========           ========             ========

                       See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 1. ORGANIZATION

Purden Lake Resource Corp. ("the Company") was incorporated under the laws of the State of Delaware on November 30, 2006 and has been inactive since inception. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, and development of its business plan. The Company has not commenced operations. The Company owns a mineral claim near Purden Lake, British Columbia.

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues from operations during the period from November 30, 2006 (inception) to March 31, 2008. The Company has incurred significant losses from operations of $20,930 since its inception November 30, 2006 to March 31, 2008 and used cash for operations of $14,930 during the period.

Even though the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $70 may be insufficient to cover the expenses they will incur prior to raising additional funding. If the Company experiences a shortage of funds prior to funding they may utilize funds from its sole director who has already forwarded $5,000 to the Company and has informally agreed to advance further funds to allow the Company to pay for offering costs, filing fees, and professional fees, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 2,500,000 shares for sale at $.02 per share to raise capital of $50,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

On February 20, 2008, the sole officer and director of the Company, Lisa Lopomo loaned the Company $5,000. The loan is non interest bearing and has no specific repayment terms.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Lisa Lopomo will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's SB-2 offering.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 6. STOCK TRANSACTIONS

On November 30, 2006 the Company issued 1,000,000 shares of common stock to Lisa Lopomo for cash valued at $0.005 per share for a total of $5,000.

On January 2, 2007, Lisa Lopomo paid $5,000 on behalf of the Company for the cost of mining claims. The Company issued 1,000,000 shares of common stock at $0.005 per share for a total of $5,000 to Lisa Lopomo in exchange for the cash paid out for the mining claims.

On July 21, 2007 the Company issued 1,000,000 shares of common stock to Lisa Lopomo for cash valued at $0.005 per share for a total of $5,000.

The Company had 3,000,000 shares of common stock issued and outstanding as of March 31, 2008.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

Common stock, $ 0.001 par value; 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

Subsequent to March 31, 2008 we completed our offering pursuant to our registration statement on Form SB-2 raising $50,000 from the sale of 2,500,000 shares of common stock to 28 investors. The offering was closed on May 16, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were not effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our sole officer and director has conducted an assessment of our internal control over financial reporting as of March 31, 2008. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public
Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2008:

     1. The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties. However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.
     2. In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.

     3. There is a strong reliance on the external auditors to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.
     4. There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Purden Lake Resource Corp., whose one year terms will expire on 11/30/08, or at such a time as her successor shall be elected and qualified is as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------
Lisa Lopomo            47      President,         11/30/06           11/30/08
23 Mechanic Street             Secretary,
Red Bank, NJ  07701            Treasurer,
                               CFO, CEO &
                               Director

The person named above is a promoter of Purden Lake Resource Corp., as that term is defined in the rules and regulations of the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Lisa Lopomo currently devotes 5 hours per week to company matters. After we receive additional funding Ms. Lopomo intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

Our officer or director has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officer and director has not been convicted in any criminal proceeding (excluding traffic violations) and is not the subject of a criminal proceeding which is currently pending.

RESUME

Ms. Lisa Lopomo has been President, Secretary, Treasurer, CEO, CFO and sole Director of the company since inception. She has been a homemaker for the last 15 years and an independent business consultant for the past 7 years. Her experience includes working with management of privately-held companies to maximize productivity as well as general corporate matters. Ms. Lopomo has experience in various industries including automotive, solar and pet care.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Lisa Lopomo    2008     0         0           0            0          0            0             0         0
CEO,           2007     0         0           0            0          0            0             0         0
President,
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Lisa           0              0              0           0           0           0            0           0            0
Lopomo

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Lisa Lopomo         0          0           0            0                0               0            0

There are no current employment agreements between the company and its executive officer.

On November 30, 2006, a total of 1,000,000 shares of common stock were issued to Lisa Lopomo in exchange for cash in the amount of $5,000 U.S., or $.005 per share. On January 2, 2007 our director, Lisa Lopomo, paid $5,000 on our behalf for the cost of the mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007, 1,000,000 shares were issued to Ms. Lopomo in exchange for $5,000 cash, or $0.005 per share. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Lisa Lopomo currently devotes approximately 5 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Purden Lake Resource Corp. voting securities by our officer, director and major shareholder as well as those who own beneficially more than five percent of our common stock as of the date of this report:

     Name of Beneficial               No. of            Percentage
        Owner (1)                     Shares           of Ownership
        ---------                     ------           ------------

     Lisa Lopomo                    3,000,000               55%

     Officers and
      Directors as a Group          3,000,000               55%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lisa Lopomo has loaned the company $5,000. She will not receive any interest on these funds or any that she may advance to us for expenses in the future.

On November 30, 2006, a total of 1,000,000 shares of common stock were issued to Lisa Lopomo at $0.005 per share or $5,000. On January 2, 2007 our director, Lisa Lopomo, paid $5,000 on our behalf for the cost of the mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007, Ms. Lopomo was issued 1,000,000 shares of common stock in exchange for $5,000, or $0.005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $6,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2008.

For the year ended March 31, 2007, the total fees charged to the company for audit services were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

                                                    Incorporated by Reference
Exhibit No.           Exhibit                           or Filed Herewith
-----------           -------                           -----------------

   3.1        Articles of Incorporation         Incorporated by reference to the
                                                Registration Statement on Form
                                                SB-2 filed with the SEC on
                                                8/22/07, File No. 333-145620

   3.2        Bylaws                            Incorporated by reference to the
                                                Registration Statement on Form
                                                SB-2 filed with the SEC on
                                                8/22/07, File No. 333-145620

  31          Section 302 Certification of      Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

  32          Section 906 Certification of      Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Red Bank, NJ, on July 1, 2008.

Purden Lake Resource Corp., Registrant


/s/ Lisa Lopomo                                                    July 14, 2008
--------------------------------------                             -------------
Lisa Lopomo, President & Sole Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)