Form 10-Q
period 2008-06-30
PURDEN LAKE RESOURCE CORP.
filed 2008-08-14
CIK 1399356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

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

There were 5,500,000 shares of Common Stock outstanding as of June 30, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2008, prepared by the company, immediately follow.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           June 30,           March 31,
                                                                             2008               2008
                                                                           --------           --------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                $ 48,012           $     70
                                                                           --------           --------

      TOTAL CURRENT ASSETS                                                 $ 48,012           $     70
                                                                           ========           ========

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Bank Overdraft                                                           $    112           $     --
  Accounts Payable                                                            1,000              1,000
  Payable to a Director                                                       5,020              5,000
                                                                           --------           --------
      TOTAL CURRENT LIABILITIES                                               6,132              6,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock at $0.001 par value; 75,000,000 shares authorized;
   5,500,000 shares and 3,000,000 shares issued and outstanding
    as of June 30, 2008 and March 31, 2008                                 $  5,500           $  3,000
  Additional paid-in capital                                                 59,500             12,000
  Subscriptions Receivable                                                   (1,000)                --
  Deficit accumulated during exploration stage                              (22,120)           (20,930)
                                                                           --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                41,880             (5,930)
                                                                           --------           --------

                                                                           $ 48,012           $     70
                                                                           ========           ========


                       See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                  November 30, 2006
                                          Three Months         Three Months         (inception)
                                             Ended                Ended               through
                                            June 30,             June 30,             June 30,
                                              2008                 2007                 2008
                                           ----------           ----------           ----------
REVENUES                                   $       --           $       --           $       --
                                           ----------           ----------           ----------

GENERAL & ADMINISTRATIVE EXPENSES                 190                   10               13,120
PROFESSIONAL FEES                               1,000                   --                9,000
                                           ----------           ----------           ----------

NET LOSS                                   $   (1,190)          $      (10)          $  (22,120)
                                           ==========           ==========           ==========

BASIC AND DILUTED LOSS PER SHARE           $    (0.00)          $    (0.00)
                                           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  4,263,736            2,000,000
                                           ==========           ==========


                       See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                November 30, 2006
                                                            Three Months       Three Months        (inception)
                                                               Ended              Ended             through
                                                              June 30,           June 30,           June 30,
                                                                2008               2007               2008
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (1,190)          $    (10)          $(22,120)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Payable to a Director                    20                 --              5,020
    Increase (decrease) in Accounts Payable                         --                 --              1,000
                                                              --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                 (1,170)               (10)           (16,100)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Overdraft                                                   112                 --                112
  Issuance of common stock for cash                             49,000                 --             52,000
                                                              --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES             49,112                 --             64,112
                                                              --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            47,942                (10)            48,012
                                                              --------           --------           --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    70              4,968                 --
                                                              --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 48,012           $  4,958           $ 48,012
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========

  Income Taxes paid                                           $     --           $     --           $     --
                                                              ========           ========           ========

ITEM NOT AFFECTING CASH FLOWS:
  Subscription receivable                                     $  1,000                              $  1,000
                                                              ========                              ========


                       See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
                                   (Unaudited)


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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
                                   (Unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. Bank Overdraft

The Company has an overdraft cash position with Chase bank. Such cash position is in the current liabilities portion of the balance sheet.

E. Stock transaction

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

F. Income Taxes

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

G. Use of Estimates

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
                                   (Unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H. Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues from operations during the period from November 30, 2006 (inception) to June 30, 2008. The Company has incurred significant losses from operations of $22,120 since its inception November 30, 2006 to June 30, 2008 and used cash for operations of $16,100 during the period.

Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $48,012 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

On February 20, 2008, Lisa Lopomo loaned the Company $5,000. On June 13, 2008, Lisa Lopomo loaned the Company $20 to open bank accounts. The loans are non interest bearing and have no specific repayment terms.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
                                   (Unaudited)


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

On May 16, 2008 the Company issued 2,500,000 shares of common stock from its SB-2 registered offering to 28 non-affiliated investors for cash valued at $0.02 per share for a total of $50,000, $49,000 of which was collected and $1,000 was receivable at June 30, 2008.

The Company had 5,500,000 shares of common stock issued and outstanding as of June 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We plan to commence Phase 1 of the exploration program on the claim in late summer of 2008. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. We estimate this program will take approximately 8 days to complete, and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in spring of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2008 was $48,012, and outstanding liabilities were $6,132. We received our initial funding of $5,000 through the sale of common stock to our officer who purchased 1,000,000 shares of our common stock at $0.005 per share on November 30, 2006. On January 2, 2007 our director, Lisa Lopomo, paid $5,000 on our behalf for the cost of the mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007 Ms. Lopomo was issued 1,000,000 shares of common stock in exchange for $5,000, or $0.005 per share. We completed our offering pursuant to our registration statement on Form SB-2 raising $50,000 from the sale of 2,500,000 shares of common stock to 28 investors. The offering was closed on May 16, 2008.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $1,190 and $10 for the three month periods ended June 30, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our SB-2 Registration Statement. Our net loss since inception through June 30, 2008 was $22,120.

Management believes that the company's current cash of $48,012 will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage our director has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were not effective.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

August 13, 2008                 Purden Lake Resource Corp.


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

/s/ Lisa Lopomo                                                  August 13, 2008
-----------------------------------------                        ---------------
Lisa Lopomo, Director                                                 Date
Chief Executive Officer (Principal Executive
Officer), Principal Financial Officer
(Principal Accounting & Financial Officer)