Form 10-Q
period 2008-09-30
PURDEN LAKE RESOURCE CORP.
filed 2008-11-13
CIK 1399356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

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

There were 5,500,000 shares of Common Stock outstanding as of September 30, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     September 30,        March 31,
                                                                         2008               2008
                                                                       --------           --------
                                                                      (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $ 37,282           $     70
                                                                       --------           --------

      TOTAL CURRENT ASSETS                                             $ 37,282           $     70
                                                                       ========           ========

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts Payable                                                     $  6,000           $  1,000
  Payable to a Director                                                   1,000              5,000
                                                                       --------           --------
      TOTAL CURRENT LIABILITIES                                           7,000              6,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock at $0.001 par value; 75,000,000 shares authorized;
   5,500,000 shares and 3,000,000 shares issued and outstanding as
   of September 30, 2008 and March 31, 2008                               5,500              3,000
  Additional paid-in capital                                             59,500             12,000
  Subscriptions Receivable                                               (1,000)                --
  Deficit accumulated during exploration stage                          (33,718)           (20,930)
                                                                       --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                            30,282             (5,930)
                                                                       --------           --------

                                                                       $ 37,282           $     70
                                                                       ========           ========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           November 30, 2006
                                      Three Months      Three Months      Six Months        Six Months        (inception)
                                         Ended             Ended            Ended             Ended            through
                                      September 30,     September 30,    September 30,     September 30,     September 30,
                                          2008              2007             2008              2007              2008
                                       ----------        ----------       ----------        ----------        ----------
INTEREST                               $        1        $       --       $        2        $       --        $        2
                                       ----------        ----------       ----------        ----------        ----------

GENERAL & ADMINISTRATIVE EXPENSES           6,599             1,761            6,790             1,771            19,719
PROFESSIONAL FEES                           5,000             4,800            6,000             4,800            14,000
                                       ----------        ----------       ----------        ----------        ----------

NET LOSS                               $  (11,598)       $   (6,561)      $  (12,788)       $   (6,571)       $  (33,718)
                                       ==========        ==========       ==========        ==========        ==========

LOSS PER SHARE BASIC AND DILUTED       $    (0.00)       $    (0.00)      $    (0.00)       $    (0.00)
                                       ==========        ==========       ==========        ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              5,500,000         2,782,609        4,885,246         2,393,443
                                       ==========        ==========       ==========        ==========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                November 30, 2006
                                                             Six Months         Six Months         (inception)
                                                               Ended              Ended             through
                                                            September 30,      September 30,      September 30,
                                                                2008               2007               2008
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(12,788)          $  6,571          $(33,718)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Payable to a Director                (4,000)                --              1,000
    Increase (decrease) in Accounts Payable                      5,000                 --              6,000
                                                              --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                (11,788)             6,571            (26,718)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                             50,000              5,000             65,000
  Stock Subscriptions Receivable                                (1,000)                --             (1,000)
                                                              --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES             49,000              5,000             64,000
                                                              --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            37,212             (1,571)            37,282
                                                              --------           --------           --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    70              4,968                 --
                                                              --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 37,282           $  3,397           $ 37,282
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========

  Income Taxes paid                                           $     --           $     --           $     --
                                                              ========           ========           ========
ITEM NOT AFFECTING CASH FLOWS:
  Subscription receivable                                     $  1,000                              $  1,000
                                                              ========                              ========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 -- ORGANIZATION

Purden Lake Resource Corp. ("the Company") was incorporated under the laws of the State of Delaware on November 30, 2006 and has been inactive since inception. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, and development of its business plan. The Company has commenced limited operations. The Company owns a mineral claim near Purden Lake, British Columbia.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. Stock transaction

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs 16-44 of SFAS 123. These issuances are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues from operations during the period from November 30, 2006 (inception) to September 30, 2008. The Company has incurred significant losses from operations of $33,718 since its inception November 30, 2006 to September 30, 2008 and used cash for operations of $26,718 during the period.

Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $37,282 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

On February 20, 2008, Lisa Lopomo loaned the Company $5,000. On June 13, 2008, Lisa Lopomo loaned the Company $20 to open bank accounts. On July 22, 2008, Lisa Lopomo loaned the Company $1,200. On July 29, 2008, the Company repaid loans of $3,220 to Lisa Lopomo. On August 1, 2008, the Company repaid loans of $2,000 to Lisa Lopomo. The loans are non interest bearing and have no specific repayment terms.

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

The Company had 5,500,000 shares of common stock issued and outstanding as of September 30, 2008.

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

There is the likelihood of our mineral claim containing little or no economic mineralization of bentonite. The Sandlot Claim is located immediately south of Purden Lake, a small resort community on Highway 16 about 42 miles east of the City of Prince George in central British Columbia. If our claim does not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

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

We authorized the consulting geologist to commence Phase 1 of the exploration program on the claim in August 2008. The fieldwork was expected to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. We have not yet received the report from the geologist. Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. We estimate this program will take approximately 8 days to complete, and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in spring of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2008 was $37,282, and outstanding liabilities were $7,000. We received our initial funding of $5,000 through the sale of common stock to our officer who purchased 1,000,000 shares of our common stock at $0.005 per share on November 30, 2006. On January 2, 2007 our director, Lisa Lopomo, paid $5,000 on our behalf for the cost of the mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007 Ms. Lopomo was issued 1,000,000 shares of common stock in exchange for $5,000, or $0.005 per share. We completed our offering pursuant to our registration statement on Form SB-2 raising $50,000 from the sale of 2,500,000 shares of common stock to 28 investors. The offering was closed on May 16, 2008.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. We incurred operating expenses of $11,598, $6,561, $12,788 and $6,571 for the three and six month periods ended September 30, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our SB-2 Registration Statement. Our net loss since inception through September 30, 2008 was $33,718.

Management believes that the company's current cash of $37,282 will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage our director has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of September 30, 2008, the Company's disclosure controls and procedures were not effective.

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

November 7, 2008                Purden Lake Resource Corp.


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


/s/ Lisa Lopomo                                                 November 7, 2008
--------------------------------------------                    ----------------
Lisa Lopomo, Director                                                 Date
Chief Executive Officer (Principal Executive
Officer), Principal Financial Officer
(Principal Accounting & Financial Officer)