Form 10-Q
period 2008-12-31
PURDEN LAKE RESOURCE CORP.
filed 2009-02-13
CIK 1399356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2008

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

There were 5,500,000 shares of Common Stock outstanding as of December 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           December 31,        March 31,
                                                                              2008               2008
                                                                            --------           --------
                                                                           (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                 $ 29,784           $     70
                                                                            --------           --------

      TOTAL CURRENT ASSETS                                                  $ 29,784           $     70
                                                                            ========           ========

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts Payable                                                          $  2,500           $  1,000
  Payable to a Director                                                        1,000              5,000
                                                                            --------           --------

      TOTAL CURRENT LIABILITIES                                                3,500              6,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock at $0.001 par value; 75,000,000 shares authorized;
   5,500,000 shares and 3,000,000 shares issued and outstanding as
   of December 31, 2008 and March 31, 2008, respectively                       5,500              3,000
  Additional paid-in capital                                                  59,500             12,000
  Subscriptions Receivable                                                    (1,000)                --
  Deficit accumulated during exploration stage                               (37,716)           (20,930)
                                                                            --------           --------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                 26,284             (5,930)
                                                                            --------           --------

                                                                            $ 29,784           $     70
                                                                            ========           ========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        November 30, 2006
                                     Three Months     Three Months      Nine Months      Nine Months       (inception)
                                        Ended            Ended            Ended            Ended             through
                                      December 31,     December 31,     December 31,     December 31,      December 31,
                                         2008             2007             2008             2007              2008
                                      ----------       ----------       ----------       ----------        ----------
INTEREST                              $       --       $       --       $        2       $       --        $        2
                                      ----------       ----------       ----------       ----------        ----------

GENERAL & ADMINISTRATIVE EXPENSES            498            1,408            7,288            6,479            20,217

PROFESSIONAL FEES                          3,500            1,000            9,500            7,000            17,500
                                      ----------       ----------       ----------       ----------        ----------

NET LOSS                              $   (3,998)      $   (2,408)      $  (16,786)      $  (13,479)       $  (37,716)
                                      ==========       ==========       ==========       ==========        ==========

LOSS PER SHARE BASIC AND DILUTED      $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                      ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            5,500,000        3,000,000        5,090,909        2,596,364
                                      ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                November 30, 2006
                                                             Nine Months        Nine Months        (inception)
                                                               Ended              Ended              through
                                                             December 31,       December 31,       December 31,
                                                                2008               2007               2008
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(16,786)          $(13,479)          $(37,716)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Payable to a Director                (4,000)                --              1,000
    Increase (decrease) in Accounts Payable                      1,500              5,500              2,500
                                                              --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                (19,286)            (7,979)           (34,216)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                             50,000              5,000             65,000
  Stock Subscriptions Receivable                                (1,000)                --             (1,000)
                                                              --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES             49,000              5,000             64,000
                                                              --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            29,714             (2,979)            29,784

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    70              4,968                 --
                                                              --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 29,784           $  1,989           $ 29,784
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========
  Income Taxes paid                                           $     --           $     --           $     --
                                                              ========           ========           ========

ITEM NOT AFFECTING CASH FLOWS:
  Subscription receivable                                     $  1,000                              $  1,000
                                                              ========                              ========


                       See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

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

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company and inclusion of any common stock equivalents would decrease loss per share.

C. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues from operations during the period from November 30, 2006 (inception) to December 31, 2008. The Company has incurred significant losses from operations of $37,716 since its inception November 30, 2006 to December 31, 2008 and used cash for operations of $34,216 during the period.

Because the Company is currently in the exploration stage and has minimal expenses, management believes that the Company's current cash of $29,784 is sufficient to cover the expenses they will incur during the next twelve months while operations are limited or until it raises additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

On February 20, 2008 the stockholder who owns the majority of outstanding stock, Lisa Loporno, loaned the company $5,000. On June 13, 2008 and July 22, 2008, she loaned the Company an additional $1,200. The Company repaid her $5,220 on July 29, 2008 and August 1, 2008. The loans are due on demand and bear no interest.

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. STOCK TRANSACTIONS

On November 30, 2006 the Company issued 1,000,000 shares of common stock to the stockholder for cash valued at $0.005 per share for a total of $5,000.

On January 2, 2007, the stockholder paid $5,000 on behalf of the Company for the cost of the mining claims. The Company issued 1,000,000 shares of common stock at $0.005 per share for a total of $5,000 to the stockholder in exchange for the cash paid out for the mining claims.

On July 21, 2007 the Company issued 1,000,000 shares of common stock to the stockholder for cash valued at $0.005 per share for a total of $5,000.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

On May 16, 2008 the Company issued 2,500,000 shares of common stock from its SB-2 registered offering to 28 non-affiliated investors for cash valued at $0.02 per share for a total of $50,000, $49,000 of which was collected and $1,000 was receivable at June 30, 2008.

The Company had 5,500,000 shares of common stock issued and outstanding as of December 31, 2008.

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

Our plan of operation for the twelve months is to complete the first of the two phases of the exploration program on our claim recommended by the consulting geologist which consists of geological mapping, soil and rock sampling, magnetometer survey and trenching. In addition to the $18,400 we anticipate spending for Phases 1 of the exploration program, as outlined below, $5,000 of which we have already paid, we anticipate spending an additional $8,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $21,400.

The following two phase exploration proposal and cost estimates are offered with the understanding that second phase is contingent upon encouraging results being obtained from the first phase:

                                 PHASE 1 BUDGET

           Geologist 10 days @ $500/day                        $ 5,000
           Technologist 10days @ $300/day                        3,000
           Vehicle 10 days @ $100/day                            1,000
           Rock Samples 20 @ $50 each                            1,000
           Soil Samples 50 @ $40 each                            2,000
           Lodging 10 days @ $120/day/ person                    2,400
           Expenses, food, fuel and  field supplies              2,000
           Report                                                2,000
                                                               -------
                                                               $18,400
                                                               -------

Contingent upon favorable results from Phase 1, the following Phase 2 work program is recommended. Phase
2 will consist of a magnetometer survey and trenching.

                                 PHASE 2 BUDGET

           Bond                                                $ 5,000
           Geologist 8 days @ $500/day                           4,000
           Technologist 8 days @ $300/day                        2,000
           Vehicle 8 days @ $100/day                               800
           Magnetometer Survey                                   5,000
           Rock Samples 50 @ $50 each                            2,500
           Expenses, food and field supplies                     2,000
           Report                                                2,000
           Lodging 8 days @ $120/day/person                      1,920
           Trenching                                             3,000
                                                               -------
                                                                28,220
                                                               -------
                   GRAND TOTAL PHASE 1 & 2                     $46,620
                                                               =======

No recommendations for drilling on the Sandlot Claim can be made at this time. Once exploration proceeds through Phase 2 the decision to commence with drilling could be made.

We paid the consulting geologist $5,000 and authorized him to commence Phase 1 of the exploration program on the claim in August 2008 however due to weather conditions he has been unable to start the fieldwork and anticipates he will not be able to until the weather warms in the spring or summer of 2009. The fieldwork is expected to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. We estimate this program will take approximately 8 days to complete, and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in the spring of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2008 was $29,784, and outstanding liabilities were $3,500. We received our initial funding of $5,000 through the sale of common stock to our officer who purchased 1,000,000 shares of our common stock at $0.005 per share on November 30, 2006. On January 2, 2007 our director, Lisa Lopomo, paid $5,000 on our behalf for the cost of the mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007 Ms. Lopomo was issued 1,000,000 shares of common stock in exchange for $5,000, or $0.005 per share. We completed our offering pursuant to our registration statement on Form SB-2 raising $50,000 from the sale of 2,500,000 shares of common stock to 28 investors. The offering was closed on May 16, 2008.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. We incurred operating expenses of $3,998 and $16,786, $2,408 and $13,479 for the three and nine month periods ended December 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our SB-2 Registration Statement. Our net loss since inception through December 31, 2008 was $37,716.

Management believes that the company's current cash of $29,784 will be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds during our exploration stage our director has agreed to advance funds as needed. She has also agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on the evaluation and the identification of material weaknesses in our internal control over financial reporting, our sole officer and director concluded that, as of December 31, 2008, the Company's disclosure controls and procedures were not effective.

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

February 10, 2009               Purden Lake Resource Corp.


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


/s/ Lisa Lopomo                                                February 10, 2009
--------------------------------------------                   -----------------
Lisa Lopomo, Director                                                Date
Chief Executive Officer (Principal Executive
Officer), Principal Financial Officer
(Principal Accounting & Financial Officer)