Form 10-K
period 2009-03-31
PURDEN LAKE RESOURCE CORP.
filed 2009-06-26
CIK 1399356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2009

                        Commission file number 333-145620


                           Purden Lake Resource Corp.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                               20-8067060
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                 7 Ashland Road
                               Caldwell, NJ 07006
               (Address of Principal Executive Offices & Zip Code)

                               23 Mechanic Street
                               Red Bank, NJ 07701
           (Former Address of Principal Executive Offices & Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2009, the registrant had 5,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 31, 2009.

                           PURDEN LAKE RESOURCE CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      11
Item 2.   Properties                                                        14
Item 3.   Legal Proceedings                                                 14
Item 4.   Submission of Matters to a Vote of Securities Holders             14

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         16
Item 8.   Financial Statements and Supplementary Data                       19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          28
Item 9A.  Controls and Procedures                                           28

                                    Part III

Item 10.  Directors and Executive Officers                                  30
Item 11.  Executive Compensation                                            31
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   32
Item 13.  Certain Relationships and Related Transactions                    32
Item 14.  Principal Accounting Fees and Services                            33

                                     Part IV

Item 15.  Exhibits                                                          33

Signatures                                                                  34

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

"Geological mapping"     The process of observing and measuring geological
                         features in a given area and plotting these features,
                         to scale, onto a map
"Geophysical survey"     A method of exploration that measures the physical
                         properties of rock formations including magnetism,
                         specific gravity, electrical conductivity and
                         resistance
"Mafic"                  Class of rock which crystallizes from silicate minerals
                         at relatively high temperatures. It is also sometimes
                         called basalt
"Massive sulphide        Mineralization that contains a variety of different
mineralization"          sulphide minerals - usually includes - sphalerite,
                         chalcopyrite, pyrite and pyrrhotite.
"Metamorphic"            A rock that has undergone chemical or structural
                         changes (heat, pressure, or a chemical reaction) that
                         causes changes to its original state - High-grade
                         metamorphic is a large amount of change
"Mineral claim"          A portion of land held either by a prospector or a
                         mining company, in British Columbia each claim is 500m
                         x 500m (1,640 ft2)
"Sedimentary rocks"      Secondary rocks formed from material derived from other
                         rocks and laid down underwater.
"Soil sampling"          The collecting of samples of soil, usually 2 pounds per
                         sample, from soil thought to be covering mineralized
                         rock. The samples are submitted to a laboratory that
                         will analyze them for mineral content
"Sphalerite"             A zinc sulphide mineral; the most common ore mineral of
                         zinc
"Stockwork"              A complex system of structurally controlled or randomly
                         oriented veins, also referred to as stringer zones
"Trenching"              The digging of long, narrow excavation through soil, or
                         rock, to expose mineralization
"Volcanic rocks"         Igneous rocks formed from magma that has flowed out or
                         has been violently ejected from a volcano

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

The property consists of one claim of 10 units covering an area of 472 acres. The area where the property is located experiences 70 to 75 inches of precipitation annually of which 25% may occur as a snow equivalent. Winters generally last from November through March.

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

The cost of the proposed program is $18,400 for the first phase of exploration work and $28,220 for the second phase. We plan to commence Phase 1 of the exploration program in the summer of 2009.

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

The geophysical data from the program delineated the lithological units and also yielded two areas with low conductive anomalies that may demonstrate a concentration of massive sulphides. The first anomaly identified is indicative of magnetic rocks; however the conductance is low and centered in a ravine. The first anomaly is located northeast of property. The second anomaly identified a very small response but a significant line to line correlation. The second anomaly lies about south the property.

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

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY BENTONITE DEPOSITS RESULTING IN THE FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of bentonite. We have a geological report and the claim has been staked per British Columbia regulations. The claims were staked using Mineral Titles Online (MTO), an Internet-based mineral titles administration system that allows a user to acquire and maintain mineral titles by selecting the area on a seamless digital GIS map of British Columbia and pay the associated fees electronically. Jakobus George Coetzee, the author of the geology report on the Sandlot Property, personally examined the Property and the immediate surrounding area on August 2nd and 3rd, 2007. Mr. Coetzee graduated with a BSc (Honors) in Geology from University of Pretoria in South Africa in 1981 and is a member of the Society of Economic Geologists. He has worked as an exploration and mine geologist for more than 24 years in South Africa, North America and Mexico. We have a verbal agreement with Mr. Coetzee to conduct the exploration program. However; there is the possibility that our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own any property. We are currently utilizing space at the office of our president at 7 Ashland Road, Caldwell, NJ 07006. Although we do own a mineral claim on certain property as described in Item 1. The premises are provided to us on a rent-free basis. We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 3, 2008 our shares have been quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol "PDNK". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Purden Lake Resource Corp., and, anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

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

We incurred operating expenses of $15,156 and $15,898 for the years ended March 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (November 30, 2006) through March 31, 2009 was $36,086.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2009 was $29,416, and outstanding liabilities were $1,500. We received our initial funding of $5,000 through the sale of common stock to our officer who purchased 1,000,000 shares of our common stock at $0.005 per share on November 30, 2006. On January 2, 2007 our director, Lisa Lopomo, paid $5,000 on our behalf for the cost of the mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007 Ms. Lopomo was issued 1,000,000 shares of common stock in exchange for $5,000, or $0.005 per share. On May 16, 2008 we completed our offering pursuant to our registration statement on Form SB-2 raising $50,000 from the sale of 2,500,000 shares of common stock to 28 investors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our plan of operation for the twelve months is to complete the first phase of the exploration program on our claim recommended by the consulting geologist which consists of geological mapping, soil and rock sampling, magnetometer survey and trenching. In addition to the $18,400 we anticipate spending for Phase 1 of the exploration program, as outlined below, we anticipate spending an additional $8,000 on professional fees, including fees payable in connection with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $26,000.

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
                                                             =======

Contingent upon favorable results from Phase 1, and further funding, the following Phase 2 work program is recommended. Phase 2 will consist of a magnetometer survey and trenching.

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

We plan to commence Phase 1 of the exploration program on the claim in summer 2009. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program if we are able to raise the required funding. We estimate this program will take approximately 8 days to complete, and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in 2010.

ITEM 8. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders' of Purden Lake Resource Corp.

We have audited the accompanying balance sheets of Purden Lake Resource Corp. ("the Company") an exploration stage company as of March 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period November 30, 2006 (inception) to March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period November 30, 2006 (inception) to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Bernstein & Pinchuk LLP
-------------------------------------
New York, New York
June 19, 2009

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                    March 31,
                                                                             2009               2008
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $ 29,416           $     70
                                                                           --------           --------

      TOTAL CURRENT ASSETS                                                 $ 29,416           $     70
                                                                           ========           ========

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts Payable                                                         $    500           $  1,000
  Payable to a Director                                                       1,000              5,000
                                                                           --------           --------
      TOTAL CURRENT LIABILITIES                                               1,500              6,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock at $0.001 par value; 100,000,000 shares authorized;
   5,500,000 shares and 3,000,000 shares issued and outstanding
   as of March 31, 2009 and March 31, 2008, respectively                      5,500              3,000
  Additional paid-in capital                                                 59,500             12,000
  Stock Subscriptions Receivable                                             (1,000)                --
  Deficit accumulated during exploration stage                              (36,084)           (20,930)
                                                                           --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                27,916             (5,930)
                                                                           --------           --------

                                                                           $ 29,416           $     70
                                                                           ========           ========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                               November 30, 2006
                                                                                 (inception)
                                                                                   through
                                                 Years Ended March 31,             March 31,
                                              2009                 2008              2009
                                           ----------           ----------        ----------
REVENUES                                   $       --           $       --        $       --
                                           ----------           ----------        ----------

GENERAL & ADMINISTRATIVE EXPENSES               8,656                7,898            21,586
PROFESSIONAL FEES                               6,500                8,000            14,500
                                           ----------           ----------        ----------

LOSS FROM OPERATIONS                          (15,156)             (15,898)          (36,086)
                                           ==========           ==========        ==========
OTHER INCOME
  Interest Income                                   2                   --                 2
                                           ----------           ----------        ----------

Net loss                                   $  (15,154)          $  (15,898)       $  (36,084)
                                           ==========           ==========        ==========

BASIC AND DILUTED LOSS PER SHARE           $    (0.00)          $    (0.00)
                                           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  5,191,781            2,696,721
                                           ==========           ==========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
            Statement of Changes in Stockholders' Equity (Deficiency)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                              Common Stock                                     Deficit        Total
                                        ----------------------   Additional      Stock         During      Stockholders'
                                        Numbers of                 Paid-in    Subscription   Exploration      Equity
                                          Shares        Amount     Capital     Receivable       Stage      (Deficiency)
                                          ------        ------     -------     ----------       -----      ------------
November 30, 2006 (inception) Stock
 issued for cash @ $0.005 per share      1,000,000     $ 1,000    $  4,000                    $      --     $  5,000

January 2, 2007 Stock issued for cash
 advanced for mining claims @ $0.005
 per share                               1,000,000       1,000       4,000                                     5,000

Net loss                                                                                         (5,032)      (5,032)
                                        ----------     -------    --------      --------      ---------     --------

Balance, March 31, 2007                  2,000,000       2,000       8,000                       (5,032)       4,968
                                        ==========     =======    ========      ========      =========     ========

July 21, 2007 Stock issued for cash
 @ $0.005 per share                      1,000,000       1,000       4,000                           --        5,000

Net loss                                                                                        (15,898)     (15,898)
                                        ----------     -------    --------      --------      ---------     --------

Balance, March 31, 2008                  3,000,000       3,000      12,000                     (20,930)       (5,930)
                                        ==========     =======    ========      ========      =========     ========

July 21, 2007 Stock issued for cash
 @ $0.005 per share                      2,500,000       2,500      47,500                                    50,000

Stock Subscription Receivable                                                    (1,000)                      (1,000)

Net loss                                                                                        (15,154)     (15,154)
                                        ----------     -------    --------      --------      ---------     --------

Balance, March 31, 2009                  5,500,000     $ 5,500    $ 59,500      $ (1,000)     $ (36,084)    $ 27,916
                                        ==========     =======    ========      ========      =========     ========

                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                          November 30, 2006
                                                                                            (inception)
                                                                                              through
                                                             Years Ended March 31,            March 31,
                                                            2009               2008             2009
                                                          --------           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(15,154)          $(15,898)        $(36,084)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Payable to a Director            (4,000)             5,000            1,000
    Increase (decrease) in Accounts Payable                   (500)             1,000              500
                                                          --------           --------         --------
          NET CASH USED IN OPERATING ACTIVITIES            (19,654)            (9,898)         (34,584)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                         49,000              5,000           64,000
                                                          --------           --------         --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES         49,000              5,000           64,000
                                                          --------           --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        29,346             (4,898)          29,416
                                                          --------           --------         --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                70              4,968               --
                                                          --------           --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 29,416           $     70         $ 29,416
                                                          ========           ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                           $     --           $     --         $     --
                                                          ========           ========         ========
  Income Taxes paid                                       $     --           $     --         $     --
                                                          ========           ========         ========
Other transactions not affecting cash:
  Stock subscription                                      $  1,000           $     --         $  1,000
                                                          ========           ========         ========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues from operations during the period from November 30, 2006 (inception) to March 31, 2009. The Company has incurred significant losses from operations of $36,084 since its inception November 30, 2006 to March 31, 2009 and used cash for operations of $34,584 during the period.

Because the Company is currently in the exploration stage and has minimal expenses, management believes that the Company's current cash of $29,416 is sufficient to cover the expenses they will incur during the next twelve months while operations are limited or until it raises additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

On February 20, 2008 the stockholder who owns the majority of outstanding stock, Lisa Loporno, loaned the company $5,000. On April 15, 2008, she loaned the Company $20 as initial deposits to open bank accounts. On July 22, 2008, she loaned the Company an additional $1,200. The Company repaid her $5,220 on July 29, 2008 and August 1, 2008. The loans are due on demand and bear no interest.

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

On May 16, 2008 the Company issued 2,500,000 shares of common stock from its SB-2 registered offering to 28 non-affiliated investors for cash valued at $0.02 per share for a total of $50,000, $49,000 of which was collected and $1,000 was a receivable at March 31, 2009.

The Company had 5,500,000 shares of common stock issued and outstanding as of March 31, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of March 31, 2009, the Company's disclosure controls and procedures were not effective.

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

Our sole officer and director has conducted an assessment of our internal control over financial reporting as of March 31, 2009. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2009:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Purden Lake Resource Corp., whose one year terms will expire on 11/30/09, or at such a time as her successor shall be elected and qualified is as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------
Lisa Lopomo            48      President,         11/30/06           11/30/09
7 Ashland Road                 Secretary,
Caldwell, NJ 07006             Treasurer,
                               CFO, CEO &
                               Director

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Lisa Lopomo    2009     0         0           0            0          0            0             0         0
CEO,           2008     0         0           0            0          0            0             0         0
President,     2007     0         0           0            0          0            0             0         0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Purden Lake Resource Corp. voting securities by our officer, director and major shareholder as well as those who own beneficially more than five percent of our common stock as of the date of this report:

          Name of                     No. of            Percentage
     Beneficial Owner (1)             Shares           of Ownership
     --------------------             ------           ------------

     Lisa Lopomo                    3,000,000               55%

     Officers and
      Directors as a Group          3,000,000               55%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lisa Lopomo has loaned the company $1,000. She will not receive any interest on these funds or any that she may advance to us for expenses in the future.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $6,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2009.

For the year ended March 31, 2007, the total fees charged to the company for audit services were $6,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

   3.1        Articles of Incorporation         Incorporated by reference to the
                                                Registration Statement on Form
                                                SB-2 filed with the SEC on
                                                8/22/07, File No. 333-145620

   3.2        Bylaws                            Incorporated by reference to the
                                                Registration Statement on Form
                                                SB-2 filed with the SEC on
                                                8/22/07, File No. 333-145620

  31          Section 302 Certification of      Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

  32          Section 906 Certification of      Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Caldwell, NJ, on June 8, 2009.

Purden Lake Resource Corp., Registrant


/s/ Lisa Lopomo                                                    June 24, 2009
--------------------------------------                             -------------
Lisa Lopomo, President & Sole Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)