Form 10-Q
period 2009-06-30
PURDEN LAKE RESOURCE CORP.
filed 2009-08-11
CIK 1399356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2009

                        Commission File Number 333-145620


                           PURDEN LAKE RESOURCE CORP.
                 (Name of small business issuer in its charter)

        Delaware                                                20-8067060
(State of incorporation)                                (IRS Employer ID Number)

                                 7 Ashland Road
                               Caldwell, NJ 07006
                                 (732) 358-0299
          (Address and telephone number of principal executive offices)

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

There were 5,500,000 shares of Common Stock outstanding as of June 30, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2009, prepared by the company, immediately follow.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   June 30,           March 31,
                                                                     2009               2009
                                                                   --------           --------
                                                                  (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $ 29,407           $ 29,416
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                         $ 29,407           $ 29,416
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  4,780           $    500
  Payable to a Director                                                  --              1,000
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                       4,780              1,500

STOCKHOLDERS' EQUITY
  Common stock at $0.001 par value; 100,000,000 shares
   authorized; 5,500,000 shares issued and outstanding
   as of June 30, 2009 and March 31, 2009                             5,500              5,500
  Additional paid-in capital                                         59,500             59,500
  Stock Subscriptions Receivable                                         --             (1,000)
  Deficit accumulated during exploration stage                      (40,373)           (36,084)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                     24,627             27,916
                                                                   --------           --------

                                                                   $ 29,407           $ 29,416
                                                                   ========           ========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                  November 30, 2006
                                          Three Months         Three Months         (inception)
                                             Ended                Ended               through
                                            June 30,             June 30,             June 30,
                                              2009                 2008                 2009
                                           ----------           ----------           ----------
REVENUES                                   $       --           $       --           $       --
                                           ----------           ----------           ----------

GENERAL & ADMINISTRATIVE EXPENSES                 749                  190               22,335
PROFESSIONAL FEES                               3,540                1,000               18,040
                                           ----------           ----------           ----------

LOSS FROM OPERATIONS                           (4,289)              (1,190)             (40,375)

OTHER INCOME
  INTEREST INCOME                                  --                   --                    2
                                           ----------           ----------           ----------

NET LOSS                                   $   (4,289)          $   (1,190)          $  (40,373)
                                           ==========           ==========           ==========

BASIC AND DILUTED LOSS PER SHARE           $    (0.00)          $    (0.00)
                                           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  5,500,000            4,263,736
                                           ==========           ==========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                          November 30, 2006
                                                      Three Months       Three Months       (inception)
                                                         Ended              Ended             through
                                                        June 30,           June 30,           June 30,
                                                          2009               2008               2009
                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $ (4,289)          $ (1,190)          $(40,373)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Payable to a Director          (1,000)                20                 --
    Increase (decrease) in Accounts Payable                4,280                 --              4,780
                                                        --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES           (1,009)            (1,170)           (35,593)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                              --                112                 --
  Issuance of common stock for cash                        1,000             49,000             65,000
                                                        --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES        1,000             49,112             65,000
                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (9)            47,942             29,407
                                                        --------           --------           --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          29,416                 70                 --
                                                        --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 29,407           $ 48,012           $ 29,407
                                                        ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                         $     --           $     --           $     --
                                                        ========           ========           ========
  Income Taxes paid                                     $     --           $     --           $     --
                                                        ========           ========           ========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
                                   (Unaudited)


NOTE 1. ORGANIZATION

Purden Lake Resource Corp. ("the Company") was incorporated under the laws of the State of Delaware on November 30, 2006 and has been inactive since inception. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, and development of its business plan. The Company has commenced limited exploration activities. The Company owns a mineral claim near Purden Lake, British Columbia.

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
                                   (Unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. Stock Transactions

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs 16-44 of SFAS 123. These issuances are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily determinable.

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
                                   (Unaudited)


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues from operations during the period from November 30, 2006 (inception) to June 30, 2009. The Company has incurred significant losses from operations of $40,373 since its inception November 30, 2006 to June 30, 2009 and used cash for operations of $35,593 during the period.

Because the Company is currently in the exploration stage and has minimal expenses, management believes that the Company's current cash of $29,407 is sufficient to cover the expenses they will incur during the next twelve months while operations are limited or until it raises additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

On February 20, 2008 the stockholder who owns the majority of outstanding stock, Lisa Loporno, loaned the company $5,000. On June 13, 2008 and July 22, 2008, she loaned the Company an additional $1,200. The Company repaid her $5,220 on July 29, 2008 and August 1, 2008. The balance of $1,000 was repaid to her on May 18, 2009.

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
                                   (Unaudited)


On July 21, 2007 the Company issued 1,000,000 shares of common stock to the stockholder for cash valued at $0.005 per share for a total of $5,000.

On May 16, 2008 the Company issued 2,500,000 shares of common stock from its SB-2 registered offering to 28 non-affiliated investors for cash valued at $0.02 per share for a total of $50,000.

During the quarter ended June 30, 2009 the company received $1,000 from the collection of a subscription receivable from the May 16, 2008 stock issuance.

The Company had 5,500,000 shares of common stock issued and outstanding as of June 30, 2009.

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

Our exploration target is bentonite. Bentonite is an absorbent, aluminum phyllosilicate clay that forms from weathering of volcanic ash, most often in the presence of water. Bentonite is one of the most unusual and versatile industrial minerals in the world. It is used in a multitude of industrial, environmental, and consumer products. It is a naturally occurring mineral-based ore known as "swelling" clay that absorbs and retains water at very high levels. Bentonite can be used in cement, adhesives, ceramic bodies, cosmetics and cat litter. Bentonite, in small percentages, is used as an ingredient in commercially designed clay bodies and ceramic glazes. Bentonite clay is also used in pyrotechnics to make end plugs and rocket nozzles. It is often used as a thickener in facial masks as it absorbs excess oil and dirt from the skin. Studies show that the internal use of volcanic ash goes back to the indigenous peoples of the high Andes Mountains, tribes in Central Africa and the aborigines of Australia. Taken internally, it supports the intestinal system in the elimination of toxins. Bentonite also has the interesting property of adsorbing relatively large amounts of protein molecules from aqueous solutions. It is therefore uniquely useful in the process of winemaking, where it is used to remove excessive amounts of protein from white wines, making them clear. It also has the incidental use of inducing more rapid clarification of both red and white wines.

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

In addition to the $18,400 we anticipate spending for Phase 1 of the exploration program, as outlined below, $5,000 of which we have already paid, we anticipate spending an additional $8,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $21,400.

The following two phase exploration proposal and cost estimates are offered with the understanding that the second phase is contingent upon encouraging results being obtained from the first phase:

                                 PHASE 1 BUDGET

           Geologist 10 days @ $500/day                      $ 5,000
           Technologist 10days @ $300/day                      3,000
           Vehicle 10 days @ $100/day                          1,000
           Rock Samples 20 @ $50 each                          1,000
           Soil Samples 50 @ $40 each                          2,000
           Lodging 10 days @ $120/day/ person                  2,400
           Expenses, food, fuel and  field supplies            2,000
           Report                                              2,000
                                                             -------
                                                             $18,400
                                                             =======

Contingent upon favorable results from Phase 1, the following Phase 2 work program is recommended. Phase 2 will consist of a magnetometer survey and trenching.

                                 PHASE 2 BUDGET

             Bond                                            $ 5,000
             Geologist 8 days @ $500/day                       4,000
             Technologist 8 days @ $300/day                    2,000
             Vehicle 8 days @ $100/day                           800
             Magnetometer Survey                               5,000
             Rock Samples 50 @ $50 each                        2,500
             Expenses, food and field supplies                 2,000
             Report                                            2,000
             Lodging 8 days @ $120/day/person                  1,920
             Trenching                                         3,000
                                                             -------
                                                             $28,220
                                                             -------
                           GRAND TOTAL PHASE 1 & 2           $46,620
                                                             =======

No recommendations for drilling on the Sandlot Claim can be made at this time. Once exploration proceeds through Phase 2 the decision to commence with drilling could be made.

We paid the consulting geologist $5,000 and authorized him to commence Phase 1 of the exploration program on the claim in August 2008 however due to weather conditions and other commitments he has been unable to start the fieldwork and anticipates he will not be able to until sometime during the summer of 2009. The fieldwork is expected to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2009 was $29,407, and outstanding liabilities were $4,780. We received our initial funding of $5,000 through the sale of common stock to our officer who purchased 1,000,000 shares of our common stock at $0.005 per share on November 30, 2006. On January 2, 2007 our director, Lisa Lopomo, paid $5,000 on our behalf for the cost of the mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007 Ms. Lopomo was issued 1,000,000 shares of common stock in exchange for $5,000, or $0.005 per share. We completed our offering pursuant to our registration statement on Form SB-2 raising $50,000 from the sale of 2,500,000 shares of common stock to 28 investors. The offering was closed on May 16, 2008.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. We incurred operating expenses of $4,289 and $1,190 for the three month periods ended June 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business. Our net loss since inception through June 30, 2009 was $40,373.

Management believes that the company's current cash of $29,407 will be sufficient to cover the company's current liabilities and the expenses we will incur during the next twelve months. We plan to commence Phase 1 of the exploration program on the claim in summer 2009. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. In addition to the $18,400 we anticipate spending for Phase 1 of the exploration program, as outlined below, $5,000 of which we have already paid, we anticipate spending an additional $8,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $21,400.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Form 10-K for the year ended March 31, 2009.

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

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-145620, at the SEC website at www.sec.gov:

     Exhibit No.                   Description
     -----------                   -----------

        3.1             Articles of Incorporation*
        3.2             Bylaws*
       31               Rule 13a-14(a)/15d-14(a) Certification
       32               Certification Pursuant to 18 U.S.C. 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2009                 Purden Lake Resource Corp.


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


/s/ Lisa Lopomo                                                August 10, 2009
--------------------------------------------                   ---------------
Lisa Lopomo, Director                                               Date
Chief Executive Officer (Principal Executive
Officer), Principal Financial Officer
(Principal Accounting & Financial Officer)