Form 10-Q
period 2009-09-30
PURDEN LAKE RESOURCE CORP.
filed 2009-11-13
CIK 1399356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

There were 5,500,000 shares of Common Stock outstanding as of November 13, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2009, prepared by the company, immediately follow.

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                 September 30,        March 31,
                                                                     2009               2009
                                                                   --------           --------
                                                                  (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $ 23,194           $ 29,416
                                                                   --------           --------

      TOTAL CURRENT ASSETS                                         $ 23,194           $ 29,416
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    500           $    500
  Payable to a director                                                  --              1,000
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                         500              1,500

STOCKHOLDERS' EQUITY
  Common stock at $0.001 par value; 100,000,000 shares
   authorized; 5,500,000 shares issued and outstanding
   for both periods                                                   5,500              5,500
  Additional paid-in capital                                         59,500             59,500
  Subscriptions receivable                                               --             (1,000)
  Deficit accumulated during exploration stage                      (42,306)           (36,084)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                     22,694             27,916
                                                                   --------           --------

                                                                   $ 23,194           $ 29,416
                                                                   ========           ========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          November 30, 2006
                                      Three Months      Three Months      Six Months       Six Months        (inception)
                                         Ended             Ended            Ended            Ended            through
                                      September 30,     September 30,    September 30,    September 30,     September 30,
                                          2009              2008             2009             2008              2009
                                       ----------        ----------       ----------       ----------        ----------
REVENUES                               $       --        $       --       $       --       $       --        $       --
                                       ----------        ----------       ----------       ----------        ----------

GENERAL & ADMINISTRATIVE EXPENSES             933             6,599            1,682            6,790            23,268
PROFESSIONAL FEES                           1,000             5,000            4,540            6,000            19,040
                                       ----------        ----------       ----------       ----------        ----------

LOSS FROM OPERATIONS                       (1,933)          (11,599)          (6,222)         (12,790)          (42,308)

OTHER INCOME
 INTEREST INCOME                               --                 1               --                2                 2
                                       ----------        ----------       ----------       ----------        ----------

NET LOSS                               $   (1,933)       $  (11,598)      $   (6,222)      $  (12,788)       $  (42,306)
                                       ==========        ==========       ==========       ==========        ==========

LOSS PER SHARE BASIC AND DILUTED       $    (0.00)       $    (0.00)      $    (0.00)      $    (0.00)
                                       ==========        ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             5,500,000         5,500,000        5,500,000        4,885,246
                                       ==========        ==========       ==========       ==========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                November 30, 2006
                                                             Six Months         Six Months         (inception)
                                                               Ended              Ended             through
                                                            September 30,      September 30,      September 30,
                                                                2009               2008               2009
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (6,222)          $(12,788)          $(42,306)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Decrease in payable to a director                           (1,000)            (4,000)                --
    Increase in accounts payable                                    --              5,000                500
                                                              --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                 (7,222)           (11,788)           (41,806)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                                 --             50,000             65,000
  Stock subscriptions receivable                                 1,000             (1,000)                --
                                                              --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES              1,000             49,000             65,000
                                                              --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (6,222)            37,212             23,194
                                                              --------           --------           --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                29,416                 70                 --
                                                              --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 23,194           $ 37,282           $ 23,194
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========

  Income taxes paid                                           $     --           $     --           $     --
                                                              ========           ========           ========
ITEM NOT AFFECTING CASH FLOWS:
  Subscription receivable                                     $     --              1,000           $     --
                                                              ========           ========           ========


                        See Notes to Financial Statements

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - EXPLORATION STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of an "Exploration Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7")(ASC 915). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of an exploration stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

A. ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a March 31, year-end.

B. BASIC LOSS PER SHARE

In February 1997, the FASB issued SFAS No. 128, (ASC 260), "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective November 30, 2006 (inception).

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. STOCK TRANSACTION

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123 (ASC 718). Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs 16-44 of SFAS 123. These issuances are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) (ASC 740), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 (ASC
105) the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on future financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no revenues from operations during the period from November 30, 2006 (inception) to September 30, 2009. The Company has incurred significant losses from operations of $42,306 since its inception November 30, 2006 to September 30, 2009 and used cash for operations of $41,806 during the period.

Because the Company is currently in the exploration stage and has minimal expenses, management believes that the Company's current cash of $23,194 is sufficient to cover the expenses they will incur during the next twelve months while operations are limited or until it raises additional funding.

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

                           PURDEN LAKE RESOURCE CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

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

The Company had 5,500,000 shares of common stock issued and outstanding as of September 30, 2009.

NOTE 7.  SUBSEQUENT EVENT

As of the date of this interim financial report, November 13, 2009, there have been no subsequent events that warrant disclosure by the Company.

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

BUSINESS AND PLAN OF OPERATION

We are an exploration stage company with no revenues or operating history. The one property in our portfolio is the Sandlot Claim, consisting of 472 acres, included within 10 contiguous cells. The Sandlot Claim was staked using the British Columbia Mineral Titles Online computer Internet system and was assigned Tenure No. 526466 and is good to January 26, 2010. We will renew the claim as they come due.

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

Our exploration target is bentonite. Bentonite is an absorbent, aluminum phyllosilicate clay that forms from weathering of volcanic ash, most often in the presence of water. Bentonite is one of the most unusual and versatile industrial minerals in the world. It is used in a multitude of industrial, environmental, and consumer products. It is a naturally occurring mineral-based ore known as "swelling" clay that absorbs and retains water at very high levels. Bentonite can be used in cement, adhesives, ceramic bodies, cosmetics and cat litter. Bentonite, in small percentages, is used as an ingredient in commercially designed clay bodies and ceramic glazes. Bentonite clay is also used in pyrotechnics to make end plugs and rocket nozzles. It is often used as a thickener in facial masks as it absorbs excess oil and dirt from the skin. Studies show that the internal use of volcanic ash goes back to the indigenous peoples of the high Andes Mountains, tribes in Central Africa and the aborigines of Australia. Taken internally, it supports the intestinal system in the elimination of toxins. Bentonite also has the interesting property of absorbing relatively large amounts of protein molecules from aqueous solutions. It is therefore uniquely useful in the process of winemaking, where it is used to remove excessive amounts of protein from white wines, making them clear. It also has the incidental use of inducing more rapid clarification of both red and white wines.

We plan to commence Phase 1 of the exploration program on the claim in spring 2010. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program if we are able to raise the required funding. We estimate this program will take approximately 8 days to complete, and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in summer 2010.

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

We paid the consulting geologist $5,000 and authorized him to commence Phase 1 of the exploration program on the claim in August 2008 however due to other commitments he has been unable to start the fieldwork and anticipates he will not be able to until sometime during the spring of 2010. The fieldwork is expected to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2009 was $23,194, and outstanding liabilities were $500. We received our initial funding of $5,000 through the sale of common stock to our officer who purchased 1,000,000 shares of our common stock at $0.005 per share on November 30, 2006. On January 2, 2007 our director, Lisa Lopomo, paid $5,000 on our behalf for the cost of the mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007 Ms. Lopomo was issued 1,000,000 shares of common stock in exchange for $5,000, or $0.005 per share. We completed our offering pursuant to our registration statement on Form SB-2 raising $50,000 from the sale of 2,500,000 shares of common stock to 28 investors. The offering was closed on May 16, 2008.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. We incurred operating expenses of $1,933 and $11,598 for the three month periods ended September 30, 2009 and 2008, respectively, and operating expenses of $6,222 and $12,790 during the nine months ended September 30, 2009 and 2008. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and professional fees required by our status as a publicly held company. Our net loss since inception through September 30, 2009 was $42,306.

Management believes that the company's current cash of $23,194 will be sufficient to cover the company's current liabilities and the expenses we will incur during the next twelve months. We plan to commence Phase 1 of the exploration program on the claim in spring 2010. We expect this phase to take 10 days to complete and an additional one to two months for the geologist to receive the results from the assay lab and prepare his report. In addition to the $18,400 we anticipate spending for Phase 1 of the exploration program, as outlined below, $5,000 of which we have already paid, we anticipate spending an additional $8,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $21,400.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

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

November 13, 2009               Purden Lake Resource Corp.


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


/s/ Lisa Lopomo                                                November 13, 2009
--------------------------------------------                   -----------------
Lisa Lopomo, Director                                                Date
Chief Executive Officer (Principal Executive
Officer), Principal Financial Officer
(Principal Accounting & Financial Officer)