Form 10-K
period 2009-12-31
CHINA BAICAOTANG MEDICINE Ltd
filed 2010-03-31
CIK 1399356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to __________

Commission file number 033-10893

China Baicaotang Medicine Limited
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8067060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 102, Chengzhan Road
Liuzhou City, Guangxi Province, P.R.C. 545007
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: Tel.: (86) 772-363-8318

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2009, was approximately $0 (based on the fact that prior to March 2010 there has been no trading of the registrant’s common stock on the Over the Counter Bulletin Board).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 30, 2009 there were 38,154,340 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA BAICAOTANG MEDICINE LIMITED

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT

This prospectus contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this prospectus may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this prospectus generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur and you should not place undue reliance on these forward-looking statements.

PART I

Item 1. Business

References in this prospectus to the “PRC” or “China” are to the People’s Republic of China. Except as otherwise specifically stated or unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to collectively (i) China Baicaotang Medicine Limited, a corporation incorporated in the State of Delaware; (ii) Ingenious Paragon Global Limited (“Ingenious”), a British Virgin Islands company which is a wholly-owned subsidiary; (iii) Forever Well Asia Pacific Limited (“Forever Well”), a Hong Kong company which is a wholly-owned subsidiary of Ingenious; (iv) Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”), a PRC wholly foreign-owned enterprise (“WFOE”) which is a wholly-owned subsidiary of Forever Well; (v) Hefeng Pharmaceutical Co. Limited (“Hefeng Pharmaceutical”), a PRC company which is a wholly-owned subsidiary of Liuzhou BCT; and (vi) Guangxi Liuzhou Baicaotang Medicine Retail Limited (“BCT Retail”), a PRC company of which 49% of its registered capital was contributed by Liuzhou BCT and 51% of its registered capital was contributed by Baicaotang Property Management Limited (“Property Management”), an affiliated company.

References to BCT Retail’s “registered capital” are to the equity of BCT Retail, which under PRC law is measured not in terms of shares owned but in terms of the amount of capital that has been or will be contributed to a company by a particular shareholder or all shareholders. The portion of a limited liability company’s total capital contributed by a particular shareholder represents that shareholder’s ownership of the company and the total amount of capital contributed by all shareholders is the company’s total equity. Capital contributions are made to a company by deposits into a dedicated account in the company’s name, which the company may access in order to meet its financial needs. When a company’s accountant certifies to PRC authorities that a capital contribution has been made and the company has received the necessary government permission to increase its contributed capital, the capital contribution is registered with regulatory authorities and becomes a part of the company’s “registered capital”.

Summary

We are engaged in pharmaceutical distribution, retail pharmacy and manufacture of pharmaceuticals and medical-related products through our three subsidiaries Liuzhou BCT, Hefeng Pharmaceutical, and BCT Retail, each of which is located in Guangxi Province, China.

We have integrated operations in the following business segments:

•	Pharmaceutical distribution.

Pharmaceutical distribution is our principal business. We conduct our wholesale business through Liuzhou BCT by purchasing from pharmaceutical product suppliers and then distributing the products to our wholesale customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals. Our pharmaceutical distribution business is focused on the market of Guangxi province, which includes major cities such as Nanning, Liuzhou and Guilin, and which has approximately 50 million people.  According to a Report from the Guanxi Tax Bureau there is an annual market demand for pharmaceutical distributors in Guangxi province of approximately $4 billion per year.  We believe that we operate one of the largest regional wholesale networks in Guangxi province supported by strategically placed warehouse facilities.

We distribute over 8,000 products from nearly 4,000 suppliers through our wholesale distribution in compliance with applicable PRC regulations.   Hefeng Pharmaceutical, which is one of our wholly owned subsidiaries, is also one of our suppliers.

PRC rules and regulations require most public hospitals and healthcare institutions to purchase medicines from pharmaceutical distributors through a centralized tendering process, which includes the implementation of government-mandated price controls. The manufacturers of provincial catalog medicines that are on the hospitals’ formularies are invited to bid and participate in the centralized tendering process, which they must do so directly. The bidding process covers multiple categories of medicines used by the hospitals. A duly organized committee of pharmaceutical and clinical medical experts is responsible for bid evaluations. Selection is based on a number of factors, including bid price, quality, clinical effectiveness, and manufacturer’s reputation and service. The supply of a particular type of medicine is generally made on a non-exclusive basis by multiple manufacturers and distributors. We typically advise and assist pharmaceutical manufacturers in the hospital tendering process and distribute products of pharmaceutical manufacturers upon purchase orders being made by the hospitals after the bidding process.

The Guangxi centralized-online tendering system was started in 2006, and in 2009 the tendering started to be applied also under the New Rural Co-operation Health Insurance Plan. At the first tendering in 2009 we were awarded distribution rights for six cities and towns under the New Rural Co-operation Health Insurance Plan, including Liuzhou, Yizhou, Lipu, Gongchen, Luzhai Laibin and Heshan, and were selected as one of two exclusive distributors for these six cities.

•	Retail pharmacy.

Established in 2001, BCT Retail operates what we believe to be the largest regional retail network in Guangxi province, consisting of 66 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.” Our retail stores provide convenient, high quality and professional pharmaceutical services and supply a wide variety of medicines, including western medicine, traditional Chinese medicine (“TCM”), dried Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and seasonal medicine. Among the 66 stores, there are 16 stores that are medi-care qualified stores, where customers are able to make their purchases either by cash or by using their medi-care insurance card for payment.

•	Hefeng Pharmaceutical

Hefeng Pharmaceutical has a manufacturing facility on approximately 40,000 square meters of land and manufactures four products units:

•	A Chinese herbal medicine abstraction unit for raw material and medicine paste with 100 tons of annual abstraction capacity;

•	A granular formulation unit with an annual production capacity of 2 billion packages;

•	A pill formulation unit with an annual production capacity of 3 billion pills, and

•	A liquid formulation unit with an annual production capacity of 0.1 billion injections.

Hefeng Pharmaceutical produces and sells pharmaceutical products under the registered name “Asio (亚太)” including: traditional anti-inflammatory and antibacterial drugs, cancer treatment drugs, cardio-vascular disease drugs and hepatitis drugs. Hefeng Pharmaceutical’s best-selling products include:

•	Tabellae Sarcandrae, a TCM drug that has similar anti-inflammatory and antibacterial effects as anti-biotics in Western medicine;

•	Corydalis Saxicola Bunting (Yanhuanglian), an important component in various prescriptions in TCM;

•	Hydroxycamptotbecine Injection, which is used to treat cancers such as carcinoma ventricui, carcinoma hepatitis and colon cancer;

•	Ethacridine Lactate Injection which is used for second trimester pregnancy termination from week 12-26; and

•	Levodopa, a TCM drug that is used to treat stiffness, tremors, spasms and poor muscle control related to Parkinson’s disease.

In addition, Hefeng Pharmaceutical collaborates with several renowned medical research universities in China to continuously improve its raw material abstraction efficiency and production process, and to develop alternative formulas for existing drugs.

Corporate Structure and History

We were originally incorporated in the State of Delaware on November 30, 2006 under the name Purden Lake Resource Corp. to engage in the acquisition, exploration and development of natural resource properties. Prior to December 23, 2009 we were a blank check company with nominal assets.  We changed our name to China Baicaotang Medicine Limited on December 24, 2009.

Corporate Structure

Our wholly-owned subsidiary, Ingenious is a British Virgin Islands corporation that owns 100% of the issued and outstanding capital stock of Forever Well, a Hong Kong company.  Forever Well is the sole shareholder of Liuzhou BCT, a PRC wholly foreign-owned enterprise.  Liuzhou BCT contributed 100% of the registered capital of Hefeng Pharmaceutical and 49% of the registered capital of BCT Retail. The remaining 51% of the registered capital of BCT Retail was contributed by Property Management, an affiliate of Liuzhou BCT.

We do not have direct 100% ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with more than 30 drugstores.  We have entered into contractual arrangements with Property Management pursuant to which we loaned money equal to 51% of the registered capital of BCT Retail to the shareholders of Property Management and such Property Management pledged their 51% equity interests in BCT Retail.

The chart below illustrates the current structure of the Company:

Reorganization

In 2008, the shareholders of Liuzhou BCT (the “Liuzhou BCT Shareholders”) and Xiaoyan Zhang, our CFO, developed a restructuring plan (the “Restructuring”).  At that time, Ms. Zhang, who is a citizen of Hong Kong, was the sole shareholder of Ingenious, which was the parent company of Forever Well.  The first step was for Forever Well to acquire 100% of the equity interests of Liuzhou BCT and its subsidiaries (the “PRC Operating Companies”).  Liuzhou BCT was owned at that time by certain former and current employees and directors of Liuzhou BCT.  After the acquisition of the PRC Operating Companies by Forever Well was consummated, the second step was for Ingenious to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire Ingenious.

The acquisition of Liuzhou BCT was structured to comply with the PRC M&A Laws.  Under the PRC M&A Laws, the acquisition of PRC companies by foreign companies that are controlled by PRC citizens who are affiliated with the PRC companies is strictly regulated and requires approval from the Ministry of Commerce, which approval is burdensome to obtain.  Such restrictions however, do not apply to foreign entities which are controlled by foreign persons.  So as not to violate the PRC M&A Laws, in August 2008 Forever Well acquired 100% of the equity interest of Liuzhou BCT from the Liuzhou BCT Shareholders.  Since PRC M&A Laws would have prohibited Liuzhou BCT Shareholders who were PRC citizens from immediately receiving a controlling interest in Ingenious in a share exchange as consideration for the sale of their interest in Liuzhou BCT, Liuzhou BCT Shareholders holding a majority of the equity interest in Liuzhou BCT and Ms. Zhang instead agreed that they would enter into an Earn-In Agreement to grant those Liuzhou BCT Shareholders a call right to acquire Ms. Zhang’s interest in Ingenious (or its public parent company as the case may be) after the acquisition of Liuzhou BCT was consummated in compliance with PRC law.  The Earn-In Agreement was entered into by Ms. Zhang and certain Liuzhou BCT Shareholders on December 30, 2009 and enables those Liuzhou BCT Shareholders to purchase shares of Ingenious (or its public parent company) from Ms. Zhang for a nominal amount per share provided that we meet certain performance targets for fiscal 2010 and 2011.  The number of shares which can be purchased by the Liuzhou BCT Shareholders from Ms. Zhang is in proportion to their former relative ownership interest in Liuzhou BCT.

On December 30, 2009, the goal of the Restructuring was realized when we entered into a share exchange agreement with Ingenious, pursuant to which we acquired 100% of the equity of Ingenious in exchange for the issuance of an aggregate of 32,000,000 shares of our common stock to Ms. Zhang and to certain former Liuzhou BCT Shareholders.  As of the date of this prospectus, Ms. Zhang owns 58.9% of our common stock.  As a result of this transaction, we are a holding company which, through our direct and indirect ownership of Ingenious, Forever Well, Liuzhou BCT, Hefeng Pharmaceutical, and BCT Retail, now has operations based in the PRC.

Private Placement

On October 23, 2009, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”) for the sale of up to an aggregate of 1,147 units (the “Units”) in a private placement (the “Private Placement”).  Each Unit consists of (i) 3,937 shares of our common stock, and (ii) a warrant to purchase 1,968 shares of our common stock at an exercise price of $3.81 per share (the “Investor Warrant”).  Simultaneously with the closing of the Share Exchange, we completed the initial closing of the Private Placement of $6,323,002 or 632.3 Units, (the “Initial Closing”).  Upon the Initial Closing, we issued an aggregate of 2,489,370 shares of our common stock and warrants exercisable for up to 1,244,368 shares of our common stock at an exercise price of $3.81 per share. In addition, in connection with the initial closing of the Private Placement, we issued Agent Warrants to the placement agents (the “Co-Placement Agents”) that are exercisable for 248,937 shares of our common stock at an exercise price of $3.05 per share.

On February 1, 2010, we completed the second closing of the Private Placement of $2,616,108 (the “Second Closing”) of 261.61 Units, consisting of an aggregate of 1,029,970 shares of our common stock and warrants exercisable for 514,933 shares of our common stock at an exercise price of $3.81.  In connection with Second Closing, we issued Placement Agent Warrants to the Co-Placement Agents that are exercisable for 102,997 shares of our common stock at an exercise price of $3.05 per share on a cash or cashless basis.

Where You Can Find Us

Our principal executive office is located at No. 102 Chengzhan Road, Liuzhou City, Guangxi province, China and our telephone number is (86) 772-363-8318. Our corporate website is www.china-bct.com. Information contained on, or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this prospectus.

Overview

We are engaged in pharmaceutical distribution, retail pharmacy and manufacture of pharmaceuticals and medical-related products through our two wholly-owned subsidiaries Liuzhou BCT and Hefeng Pharmaceutical, and BCT Retail, a retail company that we control through a series of contractual arrangements, each of which is located in Guangxi province, China.

•	Pharmaceutical distribution

Pharmaceutical distribution is our principal business.  We conduct our wholesale business through Liuzhou BCT by purchasing pharmaceutical products from suppliers and then distributing them to our wholesale customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals. Our pharmaceutical distribution business is focused on the market of Guangxi province, which includes major cities such as Nanning, Liuzhou and Guilin and which has a population of approximately 50 million people.  According to a Report from the Guanxi Tax Bureau there is an annual market demand for pharmaceutical distributors in Guangxi province of approximately $4 billion per year.  We believe that we operate one of the largest regional wholesale networks in Guanxi Province supported by strategically placed warehouse facilities.

We distribute over 8,000 products from nearly 4,000 suppliers through our wholesale distribution in compliance with PRC regulations.  Hefeng Pharmaceutical which is one of our wholly-owned subsidiaries is also one of our suppliers. Liuzhou BCT’s GSP Certificate, which is a certification that drugstores in China are required to obtain was issued on September 18, 2009 and will expire on September 17, 2013, subject to renewal of an additional five-year term.

•	Retail Business

Established in 2001, BCT Retail operates the largest regional retail network in Guangxi province, consisting of 66 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.”  BCT Retail’s GSP Certificate was issued on February 18, 2009 and will expire on February 17, 2010, subject to renewal of additional five-year term. Our retail stores provide convenient, high quality and professional pharmaceutical services, and supply a wide variety of medicines, including western medicine, TCM, dried Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and seasonal medicine.  Among the 66 stores, there are 16 stores that are medi-care qualified stores, where customers are able to make their purchase either by cash or by using their medi-care insurance card for payment.

•	Hefeng Pharmaceutical

Hefeng Pharmaceutical has a manufacturing facility located on approximately 40,000 square meters of land, and manufactures four products units:

•	A Chinese herbal medicine abstraction unit for raw material and medicine paste with 100 tons of annual abstraction capacity;

•	A granular formulation unit with an annual production capacity of 2 billion packages;

•	A pill formulation unit with an annual production capacity of 3 billion pills; and

•	A liquid formulation unit with an annual production capacity of 0.1 billion injections.

Hefeng Pharmaceutical produces and sells pharmaceutical products under the registered name “Asio (亚太)” including: traditional anti-inflammatory and antibacterial drugs, cancer treatment drugs, cardio-vascular disease drugs and hepatitis drugs.

Hefeng Pharmaceutical’s best-selling products include:

•	Tabellae Sarcandrae, a TCM drug that has similar anti-inflammatory and antibacterial effects as anti-biotics in Western medicine;

•	Corydalis Saxicola Bunting (Yanhuanglian), an important component in various prescriptions in TCM;

•	Hydroxycamptotbecine Injection; which is used to treat cancers such as esophagus cancer, carcinoma ventriculi, carcinoma hepatis and colon cancer.

•	Yinge Tongmai Tea, which is made of gingko biloba, kudzu rot and Chinese tea and is used to clear up blood vessels and treat cardio-vascular diseases.; and

•	Levodopa, a TCM drug that is used to treat stiffness, tremors, spasms and poor muscle control related to Parkinson’s disease.

In addition, Hefeng Pharmaceutical operates a raw material plantation base, collaborating with several renowned medical research universities in China to continuously improve its raw material abstraction efficiency and production process, and to develop alternative formula for existing drugs.

Hefeng Pharmaceutical’s GMP Certificate was issued on July 14, 2009 and will expire on July 13, 2010, and its GMP Certificate for Small Volume Parental Solution was issued on July 10, 2006 and will expire on July 9, 2011, both of which will be subject to renewal of additional five-year term.

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the year ended December 31, 2009 and December 31, 2008.  For the year ended December 31, 2009, we had approximately $22.5 million of inter-segment revenue, which includes approximately $21.7 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $762,000 in sales from our manufacturing pharmacy segment to our retail pharmacy segment   External segment revenue refers to segment revenue after inter-segment elimination.

	December 31
	2009		2008
External Segment revenue	’000%		’000%
Pharmaceutical distribution	$97,137	71.4	$72,807	66.8
Retail pharmacy	31,223	22.9	28,593	26.2
Manufacturing pharmacy	7,727	5.7	7,592	7
	136,087	100.0	108,992	100.0
Inter-segment revenue eliminated	22,492	N/A	21,656	N/A

Our Products

Products Offered by Hefeng Pharmaceutical

Manufacturing both Chinese medicine and Western medicine, Hefeng Pharmaceutical maintains valid production licenses for 76 drugs. Below is the description of the five (5) best-selling drugs.

•	Corydalis Saxicola Bunting (Yanhuanglian)

Corydalis Saxicola Bunting is an important component in various prescriptions in TCM. Yanhuanglian has been demonstrated to possess many pharmacological activities, including antibacterial, antiviral and anticancer activities. The active fractions are dehydrocavidine, coptisine, dehydroapocavidine and tetradehydroscoulerine. Systemic clearance of the four active alkaloids in plasma was over 93% of hepatic blood flow, indicating they may be quickly eliminated via hepatic clearance. Less than 10% of the drug was excreted via urine following intravenous and oral administration, suggesting that these four alkaloids may undergo significant metabolism in the body or the drug may be excreted via other routes other than urine. Intravenous administration of Yanhuanglian is the most common clinical practice, because it can improve absorption of the four active alkaloids into systemic circulation.

We are the sole licensed producer for this drug in China, and the market demand for this drug has been extremely strong due to the effectiveness of the drug to treat hepatic diseases.

•	Tabellae Sarcandrae

Tabellae Sarcandrae, a TCM protected drug, has similar anti-inflammatory and antibacterial effects as anti-biotics in Western medicine. Tabellae Sarcandrae possessed marked inhibition effect to auricular inflammation in mice caused by croton oil, footpad inflammation in rats caused by carragheenin and granuloma in mice by cotton ball. It could also relieve obviously abdominal pain caused by acetic acid and inhibit bacterial growth.   The TCM protection is valid from December 19, 2006 to August 1, 2012 and is renwable.

•	Hydroxycamptotbecine Injection

Hydroxycamptotbecine Injection is used to treat cancers such as esophagus cancer, carcinoma ventriculi, carcinoma hepatis and colon cancer. We are one of three licensed producers of this drug in China.

•	Levodopa

Levodopa is used to treat the stiffness, tremors, spasms, and poor muscle control of Parkinson’s disease. Levodopa is also used to treat these same muscular conditions when they are caused by drugs such as chlorpromazine (Thorazine), fluphenazine (Prolixin), perphenazine (Trilafon), and others. As traditional Chinese medicine has become more and more popular worldwide, especially in South-east Asian countries whose cultures are similar to that of the Chinese, we have exported roughly processed Levodopa raw material to Japan and Thailand.

•	Ethacridine Lactate Injection

This family planning drug very popular in China; it’s used for second trimester pregnancy termination from week 12-26 at hospitals. We are one of three licensed producers in China.

Products and services offered by Retail Chain

Retail Chain provides our customers with high-quality, professional and convenient pharmaceutical services and supplies of a wide variety of medicines, including Western medicine, TCM, raw materials of dried herbal products, roughly processed herbal medicine, family planning products, as well as convenient seasonal and promotional items.  A typical retail drug store of Retail Chain carries approximately 2,800 to 3,200 different products. Management regularly reviews and refines the product selection in order to respond to change in demographics, lifestyles, shopping habits and product preferences of our customers.

Our product selection is designed to offer choices and convenience to our customers and to achieve high gross margins for us. We offer our customers a broader range of choices in two respects. First, we offer a wide range of complementary products in each therapeutic category so that customers have more choices to suit their needs. For example, a customer looking for a cough remedy will be able to find a wide variety of choices including different OTC drugs, nutritional supplements and herbal products. Second, for products with the same therapeutic purpose, we offer choices in each of the high, medium and low price ranges to suit the needs of customers with different spending power.

•
Packaged Western and TCM. We offer approximately 2,750 packaged drugs including prescription and OTC drugs. We accept prescriptions only from licensed healthcare providers and do not prescribe medications or otherwise practice medicine. Our in-store pharmacists verify the validity, accuracy and completeness of all prescription drug orders. We ask all prescription drug customers to provide us with information regarding drug allergies, current medical conditions and current medications.

•
Chinese Herbal Medicine. We offer approximately 450 types of various drinkable herbal remedies and packages of assorted herbs for making soup, which are used by consumers as health supplements. Herbal products typically have higher margins than prescription and OTC drugs.

•
Family Planning Products. We offer approximately 40 family planning products, which include family care products such as portable medical devices for family use, birth control and early pregnancy test products and convenience products. Our family planning products also include seasonal and promotional items tailored to local consumer demand for convenience and quality. We believe offering these products increases customer visits by increasing the shopping convenience for our customers.

Products offered by our Pharmaceutical Distribution Segment

Our pharmaceutical distribution segment provides Retail Chain with the majority of the pharmaceutical products sold in retail drugstores. Approximately 95% of the packaged Western medicine and TCM, 100% of the Chinese Herbal Medicine and 100% of the family planning products sold by Retail Chain are supplied by our pharmaceutical distribtion segment.

Besides providing procurement to our retail business, the majority of the sales revenue of our pharmaceutical distribution segment arises from supplying pharmaceutical products to hospitals, clinics and healthcare centers at provincial, city, county and district levels.  Further, our pharmaceutical distribution segment also distributes our products to other retail networks.

Increasing coverage of social medical insurance in China

The National Medical Insurance Program (“National Program”), which was introduced in 1999, is the largest medical insurance program in China. The National Program is funded with varying levels of contributions from the PRC Government, individual program participants and their employers. In 1999, the National Program was originally launched as the Urban Worker Basic Medical Insurance Program (“Urban Worker Program”), a mandatory scheme covering urban workers and their minor children. In 2007, a voluntary component called the Urban Resident Basic Medical Insurance Program (“Urban Resident Program”) was further implemented as part of the National Program, to cover the rest of the urban residents that are not covered by the Urban Workers Program. The National Program provides guidance on which prescription and over-the-counter medicines are included in the program and to what extent the purchases of these medicines are reimbursable.

We believe that only a small percentage of the Chinese population can afford commercial insurance plans. Therefore, the National Program coverage is expected to expand in the future. According to the PRC National Bureau of Statistics, the percentage of PRC urban residents grew from approximately 37.7% of the total population to 44.9% from 2001 to 2007. The number of people covered by the National Program increased from approximately 37.9 million in 2000 to 180.2 million in 2007, representing an CAGR of 25%. This trend is anticipated to continue as the Eleventh Five-Year Plan projects that the PRC urban population will increase from 45% to 47% of China’s total population between 2007 and 2010. Furthermore, the provincial and municipal authorities who are responsible for administering social medical insurance funds to cover such reimbursements have been gradually increasing funding in recent years. According to the PRC Ministry of Labor and Social Security, total funding under the national insurance program reached RMB225.7 billion, or $28.9 billion, in 2008, representing an increase of 29.2% from 2007. The availability of funding is expected to increase significantly in the near future, primarily as a result of increased financial and policy support from various levels of the PRC Government.

Increasing access to healthcare in rural areas

At the fifth meeting of the tenth National People’s Congress held in March 2007, the PRC Government announced its goal to accelerate the reform and development of healthcare services in the PRC and focus on building a basic healthcare system that covers both rural and urban areas. The PRC Government’s plans include providing expanded healthcare services for its rural citizens and establishing comprehensive community healthcare service centers that would provide basic medical treatment and pharmaceutical services, as well as upgrading existing class-two hospitals and state owned medical facilities. The public health service centers would be allocated based on demand and population. In addition, the PRC Government has actively promoted the implementation of the New Rural Cooperative Medical Insurance Scheme (“New Rural Insurance Scheme”), which seeks to provide healthcare services to the vast rural areas of China. The program extends to cover approximately 2,729 counties in the PRC, which account for 95.4% of the total number of counties in the PRC. In addition, the program covers approximately 814 million rural residents, which accounts for approximately 91.5% of the total population engaged in the agricultural industry in China as of December 31, 2008.

PRC Healthcare Reform Plan

In September 2008, the State Council published a draft plan to ease the difficulties and minimize the costs for PRC citizens to obtain proper healthcare treatment. On 17 March 2009, the PRC Government issued the Opinion on Deepening the Healthcare System Reform (the “Opinion”). The State Council subsequently released the Notice on Important Implementing Plans for the Healthcare System Reform 2009-2011 (the “Implementing Plan”). The goal of the healthcare reform plan is to establish a basic, universal healthcare framework to provide Chinese citizens with safe, efficient, convenient and affordable healthcare. The Opinion calls for healthcare reform to be carried out in two steps:

•
Step One, which will be completed by 2011, aims to increase the accessibility while reducing the cost of healthcare. During this phase, the PRC Government will build up a network of basic healthcare facilities, expand coverage of the public medical insurance system to cover 90% or more of the population, and reform the drug supply and public hospital system.

•
Step Two, which will take place between 2011 and 2020, envisions the establishment of a universal healthcare system. The entire population should be covered by public medical insurance; drugs and medical services should be accessible and affordable to citizens in all public healthcare facilities.

While the PRC Government has neither provided a concrete timetable nor steps to implement certain tasks, such as the public hospital reform, it has released execution guidance for other tasks. Most notably, the PRC Government has announced it will spend an additional approximately RMB 850 billion, or $125 billion from 2009 to 2011 on the healthcare industry. A significant portion will be expended to establish a basic healthcare medical insurance regime, which aims to cover over 90% of the national population by 2011, mainly through the Urban Worker Program, Urban Resident Program and the New Rural Insurance Scheme. The PRC Government further announced that the annual subsidy for each participant will be increased from approximately RMB 40, or $5.90 to approximately  RMB120, or $17.60 for Urban Resident Program participants, and from approximately RMB 80, or $11.76 to approximately RMB120 RMB, or $17.60 for New Rural Insurance Scheme participants, starting from 2010. The reform plan will also raise the cap on claim payments from four times the local average annual income to six times such income. Another significant part of the spending plan focuses on healthcare facilities. The PRC Government plans to build 29,000 rural clinics in 2009. In the next three years, the PRC government plans to build an additional 5,000 rural clinics, 2,000 county-level hospitals and 2,400 urban community clinics in under-developed areas. This substantial increase in healthcare spending is expected to expedite the growth of the healthcare industry in China.

Under the healthcare reform plan, the additional funding for the healthcare industry will primarily target four fundamental healthcare systems in China:

•
The public health services system. This system focuses on preventing disease and promoting health as a complementary alternative to medical treatment. The public health services system will provide services such as immunizations, regular physical check-ups (for senior citizens over 65 years of age and children under three years of age), pre-natal and post-natal check-ups for women, prevention of infectious or chronic diseases and other preventative and fitness activities.

•
The public medical insurance system. This system covers drugs and medical treatments for the majority of the population. The healthcare reform plan will retain the framework of the current public medical insurance schemes under the National Program, but will expand them to cover more of the population and increase the scope of treatments, raise the cap on claim payments and cover more claims at higher percentages.

•
The public healthcare delivery system. One of the primary goals of the Implementing Plan is to build more healthcare facilities and to improve the training of healthcare professionals. Beyond additional public wellness centers, the reform plan aims to place a medical clinic in every village and a hospital in every county by 2011. In addition, the PRC Government will encourage private investors to establish public non-profit hospitals.

•
The drug supply system. This system regulates pricing and how drugs will be procured prescribed and dispensed in healthcare facilities. The healthcare reform plan will focus on pricing, procurement, prescription and dispensing of essential drugs.

The Opinion and the Implementing Plan direct relevant governmental authorities, including the Ministry of Health, SFDA and the National Development Reform Commission, or NDRC, to adopt implementing regulations for the reforms outlined in the healthcare reform plan. Although the healthcare reform plan is expected to benefit our pharmaceutical distribution, retail pharmacy and other business operations and improve our competitive position, the full effect of the healthcare reform plan on our operations is as yet unclear.

Industry Overview

We operate in the large and growing pharmaceutical wholesale and retail industry in China, which we believe offers compelling industry fundamentals and benefits from favorable demographics. With approximately one-fifth of the world’s population and one of the world’s fastest growing economies, China presents significant potential for the retail drugstore industry. According to the PRC State Information Center and Bejing Duhuida Consulting’s Research Report, total expenditure on pharmaceutical products in China increased from RMB175.6 billion, or $23.1 billion in 2002 to RMB360.3 billion, or $47.3 billion in 2006, representing a compound annual growth rate of 19.7% in that period. Beijing Duhuida Consulting, an independent market research and consulting firm, expects expenditure on pharmaceutical products in China to grow at 23.5% annually between 2007 and 2011, and to reach RMB965.2 billion, or $126.8 billion, in 2011. The following chart sets forth the historical and projected expenditure on pharmaceutical products in China by category of pharmaceutical products for the periods indicated:

	(In RMB billions)
	2007	2008	2009	E	2010	E	2011	E
OTC drugs
Western medicine	10.6	12.1	13.5		14.9		16
Traditional Chinese medicine	42.3	48.5	53.8		59.7		64.2
Subtotal	52.9	60.6	67.3		74.6		80.2
Prescription drugs
Western medicine	230.7	293	365.2		479		626.7
Traditional Chinese medicine	57.7	73.3	91.3		119.7		156.7
Subtotal	288.4	366.3	456.5		598.7		783.4
Nutritional supplements	52.4	54.8	59		63.4		68.9
Herbal products	21.1	23.4	26.8		30.8		32.8
Total expenditure on pharmaceutical products	414.8	505.1	609.6		767.5		965.3

(Source: PRC State Information Center and Beijing Duhuida Consulting’s Research Report)

The growth potential of the pharmaceutical wholesale and drugstore industry in China is further demonstrated by the rapid growing expenditure on pharmaceutical products per capita. According to the PRC National Bureau of Statistics, expenditure on pharmaceutical products per capita in China was $42.6 in 2006,  which lags far behind many developed countries such as the United States, Germany, France, Australia and Japan. However, it is projected that expenditure on pharmaceutical products per capita in China is to grow at 18.0% annually between 2007 and 2011 and reach $99.2 by 2011. This growth rate is significantly higher than in many developed countries such as the United States, Germany, France, Australia and Japan, where the growth rate of the expenditure on pharmaceutical products is projected to be between 4.8% and 13.7% from 2007 to 2011. The following charts set forth expenditure on pharmaceutical products per capita of various countries in 20061 and the projected growth rate of expenditure on pharmaceutical products per capita of various countries from 2007 to 2011.

(Source: PRC National Bureau of Statistics and Beijing Duhuida Consulting’s Research Report)

Market Overview

In China, retail pharmaceutical and other healthcare related products could be purchased at either hospital pharmacies or non-hospital drugstores, including independent drugstores and drugstore chains. Historically, sales by hospital pharmacies accounted for a larger percentage of retail sales of pharmaceutical products in China. This is because out-patients typically purchase their prescription drugs at hospital pharmacies in accordance with doctors’ prescriptions. However, if a medical condition can be treated with OTC drugs, many Chinese people typically choose to purchase OTC drugs from non-hospital drugstores instead of consulting a doctor in a hospital for prescription medicines.

(in RMB billions)	2007	2008	2009	E	2010	E	2011	E

Hospital pharmacies	254.1	278.9	298.2		318.8		325.9
Non-hospital drugstores	107.3	125.8	152.4		184.5		226.4
Total retail drug sales	361.4	404.7	450.6		503.3		552.3
Non-hospital drugstore

(Source: Beijing DHD’s research report)

In recent years, the PRC government has promulgated a number of measures to regulate the pharmaceutical industry, directly or indirectly, which are expected to favor non-hospital drugstores more than hospital pharmacies. According to 2007-2008 Research on Financing and M&A Strategy of China Pharmaceutical Chain Store for Beijing Duhuida Consulting Limited sales from non-hospital drugstores are expected to constitute 41.0% of total drug sales in 2011, compared to 28.4% in 2006. The above table sets forth historical and projected retail drug sales by hospital pharmacies and non-hospital drugstores, which include independent drugstores and drugstore chains, for the periods indicated:

Fragmentation of the Pharmaceutical Chain Store Industry and the Trend for Consolidation

The drugstore industry in China is highly fragmented. Retail pharmacies in China include chain drugstores, individual stores, and OTC counters in retail chain stores and supermarkets. While pharmacy chain stores and retail chain stores with OTC counters are expanding quickly, neither format has developed a nationwide presence in China. The NDRC reported that as of December 31, 2004, 7,445 pharmaceutical product wholesalers, 1,410 pharmacy chain stores and 58,065 individual pharmaceutical product retailers have obtained Good Supply Practices certification. According to Status Quo of Drug Supervision in China, there were more than 340,000 retail pharmaceutical stores in China in 2007. Given the level of fragmentation and increased regulatory requirements, the Company believes retailers with an effective nationwide presence and a strong reputation are most likely to thrive.

Non-Pharmaceutical Sales Opportunity at Retail Pharmacies

We believe drugstore non-pharmaceutical merchandise, combined with prescription and non-prescription drugs, provides customers with a complete wellness solution. Non-pharmaceutical merchandise includes nutrition supplements, beauty, cosmetics and fragrance products, personal care products, as well as consumable, seasonal, promotional and other non-prescription products.

Challenges for the Drugstore Industry in China and Increased Competition

While the Chinese economy in general and the drugstore industry in particular have grown significantly in the past decade, such growth may not continue in the future. The drugstore industry in China faces a number of challenges, including:

•	Competition in the retail drugstore market in China may also intensify;

•	Industry reforms aimed to meet China’s commitments under WTO may foster increased competition from multinational pharmacy chains at the expense of China-based pharmacy chains; and

•
Current PRC laws and regulations limit any foreign investor’s ownership of drugstores to 49.0% if the foreign investor owns interests in more than 30 drugstores in China that sell a variety of branded pharmaceutical products sourced from different suppliers. If this restriction is relaxed or eliminated, there may be increasing competition from large foreign drugstore chains which intend to enter into the drugstore industry in China.

Production Facility

Our production plant maintains Good Manufacturing Practice (“GMP”) certification authorized by the national accreditation bodies of the PRC.  A GMP-certified facility operates under the GMP parameters prescribed by the institution granting such certification. GMP parameters are operating standards that are formed to ensure product quality, by regulating the manufacturing space, the storage warehouse for raw materials and finished products, and laboratory areas of the production facility. Hefeng Pharmaceutical operates our production line and holds a general GMP Certificate that was issued on July 14, 2009 and will expire on July 13, 2010, and also holds a GMP Certificate for Small Volume Parental Solution that was issued on July 10, 2006 and will expire on July 9, 2011. Both GMP Certificates will be subject to renewal of additional five-year term.

Target Market

Our business operations are located in Guangxi province which hosts many second- and third- tier cities with less competition in the market of manufacture and distribution of pharmaceutical products. Through our experience in operating in such a business environment, we have accumulated extensive business operating experience in developing a market in second- and three-tier cities and rural areas, and have built a strong reputation and brand name awareness in Guangxi province.  Moreover, we have not only gained valuable experience in operational management, but also built up a strong sales network in Guangxi provision. With the brand name and leading position we have established in Guangxi province, we will continue building and expanding our retail and wholesale business in the second- and third-tier cities and the rural areas in Guangxi province through our current retail stores and the new stores that we may acquire in the future.  Based upon on continued forecasted growth in Guangxi province, we may apply the business model we have establish in Guangxi province to our business expansion in the second- and third-tier cities and the rural areas of our contiguous provinces, such as Yunnan or Huainan provinces.

Competition

Retail and Wholesale

The pharmaceutical industry in China is intensely competitive, rapidly evolving and highly fragmented. In many large cities in China, we need to not only compete with other retail drugstores, but also face increasing competition pressure from discount stores, convenience stores and supermarkets. In order to maintain our competitive position in the market, we have increasingly diversified products and services by offering some non-drug products that are provided in regular convenience stores. In addition, we also increased our competitiveness through careful selection of store location, merchandise, and services.

With the continuous consolidation of the pharmaceutical industry and opening of new drugstore chains in large cities, we will face more competition in the industry. However, in many of our targeted second- and third- tier cities and rural areas, we are facing less competition because major drugstore chains have not entered into the market. We are in a good position to establish our standing and reputation in these targeted markets. In addition, the pharmaceutical industry has entrance barriers for new entrants due to the requirements for capital, brand name, management expertise, etc. Further, PRC laws and regulations limit a foreign investor’s ownership in retail drugstores to the maximum of 49.0% if such investor holds ownership interest in more than 30 drug stores that sell a variety of branded drugs sourced from different suppliers. This limitation, together with the complexity of the Chinese market, creates a barrier for foreign retail drugstore chain operators to enter into the PRC market. As a result, currently we do not face notable competition from foreign owned drugstore chains.

Because our network covers many cities and areas, and many of drugstores are regional, our competitors vary from region to region. Each region can have its own, among others, distinct demographics, local regulations and shopping style. We do not consider any individual regional drugstore as our major competitor, but we compete with them on an aggregate basis. Our main competitors in Guangxi province are Sinopharma Liuzhou Branch and Sinopharma Nanning Branch, Liuzhou Medical and Pharmaceutical Limited on wholesale side; Shenzhen Accordance Pharm. Chain Store Inc., and Hunan Laobaixing Pharmacy Chain on retail side.

Manufacturing

With respect to competition in our drug production business, we compete with other manufacturers in each specific drug category. For instance, although we are the sole authorized producer of Corydalis Saxicola Bunting (Yanhuanglian), which is the preferred drug treating chronic hepatitis A, B and C, there are drugs that have a similar medical effect for treating hepatitis.

Government Regulation

We are subject to various Chinese laws and regulations pertaining to the pharmaceutical industry. We have attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in China.

In 1998, the PRC State Food and Drug Administration (“SFDA”) introduced the GMP Certificate in order to promote quality and safety of pharmaceutical production Good Manufacturing Practices have been revised in July and October, 2004. We are required to meet GMP standards in order to continue manufacturing pharmaceutical products and health foods. For each new product, we prepare documentation of pharmacological, toxicity, pharmacokinetics and drug metabolism studies in addition to providing samples of the drug. The documentation and samples are then submitted to the provincial food and drug administration. This process typically takes approximately three months. After the documentation and samples have been approved by the provincial food and drug administration, the provincial administration submits the approved documentation and samples to the SFDA. The SFDA examines the documentation and tests the samples and presents the findings to the New Drug Examination Committee for approval. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant for clinical trials. This clinical trial license approval typically takes one year, followed by approximately two years of trials, depending on the category and class of the new drug. The SFDA then examines the documentation from the trial and, if approved, issues the new drug license to the applicant. This process usually takes eight months. The entire process takes anywhere from three to four years.

The GMP certificate is valid for a term of five years, the pharmaceutical products production permits are subject to renewal every five years, and the health food production permits are valid for three-year terms, and each must be renewed before its expiration, if applicable. If our GMP certificate expires without renewal, we will not be able to continue manufacturing pharmaceutical products, which will cause our production operations to be terminated.

In addition, a distributor of pharmaceutical products in China must obtain a pharmaceutical distribution permit from the relevant provincial or local SFDA branches. The distribution permit is granted if the relevant SFDA provincial branch receives satisfactory inspection results of the distributor’s facilities, warehouse, hygiene environment, quality control systems, personnel and equipment.  A pharmaceutical distribution permit is valid for five years.

The SFDA applies Good Supply Practice (“GSP”) standards to all pharmaceutical wholesale distributors as well as our retail to ensure the quality of distribution in China. The currently applicable GSP standards require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. A certificate for GSP standards, or GSP certificate, is valid for five years, except for a newly established pharmaceutical distribution company, for which the GSP certificate is valid for only one year. If our GSP certificate expires without renewal, we will not be able to continue distributing pharmaceutical products, which will cause our wholesale and retail distribution to be terminated.

Competitive Advantage

As the leading pharmaceutical distributor in the region, we are well-positioned to benefit from the strong growth, consolidation, and regulatory reform in the PRC pharmaceutical and healthcare industry.

The PRC healthcare market is one of the fastest-growing healthcare markets in the world, driven by China’s rapidly growing economy, rising living standards, increased health consciousness, large aging population and proactive government policies. Furthermore, the PRC Government recently announced a reform plan to spend RMB850 billion on healthcare in addition to the regular healthcare budget from 2009 to 2011, in order to increase the availability of healthcare, basic medicines and health insurance coverage for people in China. As a comparison, in 2007, the total healthcare expenditure in China was approximately RMB1.1 trillion, of which approximately RMB230 billion was government spending, according to the Ministry of Health. The healthcare reform plan is expected to accelerate growth in the PRC pharmaceutical industry not only by the increased government spending, but also by the expected increases in private healthcare spending stimulated by larger government subsidies to PRC residents, as per capita healthcare spending remains much lower than in developed countries. We are well-positioned to capture business opportunities resulting from this fast growing market.

Building up a modernized logistic center in 2010 and 2011, streamlined supply chain and increased capital entrance barrier for smaller competitors to further strengthen our leading position and differentiate in the region

In addition, China’s pharmaceutical distribution market is highly fragmented and is characterized by inefficient supply chains. The highly fragmented pharmaceutical distribution industry has recently commenced a process of consolidation, which has led to an increase in market share of the pharmaceutical distributors in the market, we expect the PRC pharmaceutical distribution market to continue to consolidate into one with larger and more efficient distributors. In addition, we expect the healthcare reform plan to promote further consolidation, as it calls for reducing the number of layers between manufacturers and consumers of medicines. We believe that we have the scale, industry standing, brand and financial strength to compete effectively during this process of consolidation. The PRC Government has also adopted measures to raise the operating standards of pharmaceutical companies and promote the quality of distribution of pharmaceutical products in China, in order to ensure a stable supply of safe, effective medicines at reasonable prices. We believe we will benefit from future regulatory reforms, which require pharmaceutical manufacturers and distributors to implement more stringent standards on the manufacturing and distribution of pharmaceutical products. Unlike smaller distributors, we have a large-scale distribution network, high quality equipment and facilities, leading management and qualified personnel, which are required to satisfy the higher standards. These attributes also provide us with a competitive edge over our competitors.

Leading Product and Brand Name in Diversified Area

Over the years, we have developed and introduced a number of pharmaceutical products under the brand name Asio (亚太), which we believe are the leading products in their respective market segments, including Levodopa, which treats the stiffness, tremors, spasms, and poor muscle control of Parkinson’s disease; Hydroxycamptotbecine Injection, which we believe is one of the best choices to fight cancers of various kinds with minimal side effects; Tabellae Sarcandrae, which is called Chinese anti-biotic and has similar anti-inflammatory and antibacterial effects as anti-biotics used in Western medicine; Corydalis Saxicola Bunting (Yanhuanglian), which treats hepatitis, liver cirrhosis, liver ascites and liver cancer; and Yinge Tongmai Tea, which improves cardio-vascular condition and blood circulation, and can be taken as a normal healthy drink on a daily basis. As a result, “Asio (亚太)” has become a widely recognized brand name for our self-developed drugs in China. Among our five best-selling drugs, we are the sole producer of Corydalis Saxicola Bunting (Yanhuanglian) and Hydroxycamptotbecine Injection.

In addition, our sales and marketing teams are specialized in promoting products in different therapeutic categories. The teams have strong relationships with healthcare executives, doctors and pharmacies in their respective target markets and possess extensive sales and marketing experience in promoting prescription and non-prescription pharmaceutical products.

Strong Research and Development Capability

Our research and development department relies upon a research institute jointly formed by us and several renowned Chinese medicine universities, including China Medicine University located in Nanjing China, which focuses on utilizing Guangxi’s natural herbal medicine resources to produce drugs that meet the demand of the Chinese domestic market.

Guangxi is a province with a wealth of natural resources for developing traditional Chinese medicine. In addition, they also used great efforts to discover advanced production process of Levodopa and Corydalis Saxicola Bunting (Yanhuanglian), to develop better understanding of the composition of Hydroxycamptotbecine and its derivatives, to develop key technology of figure print quality control, and to research the production technology of herbal medicine in limestone mountainous areas.

Extensive Wholesale and Retail Distribution Network and medi-care qualified stores

We operate wholesale and retail distribution networks covering major cities, townships, and counties of Guangxi province. Our wholesale network is the largest regional wholesale network in China, which offers more than 10,000 pharmaceutical products to our clients. Further, BCT Retail offers more than 3,200 pharmaceutical products in more than 66 retail stores, holding the leading market position in many major cities of Guangxi province. Among the 66 stores, there are 16 stores are covered by medi-care insurance plan for citizens and employees. We’ve also signed an MOU with local authorities to be authorized to open 30 retail stores under the New Rural Co-operation Health Issuance Plan.

Economic of Scope and Integration Ability

We believe we have the potential to expand our scale by acquiring more wholesale and retail networks. By acquisition of a production facility in 2008, we have established a full-integrated operation.  Established in the early 1970s, our production facility has accumulated a large reserve of production licenses, established an experienced management team, formed a strong research and development team, and developed solid relationships with local raw material providers.  This integration enables us to enjoy economies of scale and also provides us with an ability to increase our operation efficiency in order to sustain strong profit margins and favorable growth rates.

Experienced Management Team with Proven Track Record

Over the past decade, Mr. Hui Tian Tang, Chairman of our board of directors and other members of our senior management team have taken a successful leadership in our operations and increased our revenue and profit. Many members of our senior management team have worked with us since our inception or otherwise have broad experience in the retail industry, and have developed extensive expertise in operating a national chain of drugstores, which is important to our future development. The Chief Operating Officer of Liuzhou BCT, Jing Hua Li, has extensive experience in chain store retailing, gained from his four years service with Meidong Bip-technology (AOB), a publicly held multinational pharmaceutical corporation.  In addition, the majority of our mid-level managers and managers of our regional operations and stores have been with us for many years. These managers have obtained extensive experience through our internal management training system and real practice in managing retail stores and distribution centers.

Well-established Good Supply Practices (GSP) control system

Our logistics system is established in line with GSP. We also have a full-time GSP supervision body comprised of professionals with professional pharmacist qualification or pharmacist-in-charge titles. They are familiar with national laws and regulations on medicine quality, and have extensive knowledge and practical experience in the implementation of GSP in the enterprise.

Professional storage, advanced transportation equipment, comprehensive management system and detailed flow records are integrated with hardware and software of the pharmaceutical business. The medicine warehouse occupies an area of 4,800 square meters, including warehouses of room temperature (0-30°C), cool (<20°C) and cold (2-8°C), stock control and subsidiary operation area, chemical laboratory and has advanced instruments and facilities.

GSP, which can be called a total quality control system for the pharmaceutical industry, is strictly observed from purchase to sale to storage, forming a secure tunnel for the medicine transportation and guaranteeing medicine quality.

Growth Strategy

Expanding of Our Wholesale and Retail Networks targeting the Second and Third Tier Cities and Rural Markets

We believe that maintaining a large number of retail stores in desirable geographic markets is essential to our competitiveness and our ability to increase our profitability. We are attempting to significantly expand our market presence in our contiguous provinces in China by effectively leveraging our existing operating infrastructure.

Maintain and Improve Customer Loyalty with Effective Marketing and Promotional Programs

We believe that a strong brand name is critical to obtaining customers’ trust in our business, as well as building customer loyalty and increasing customer visits to our stores. As a result, we intend to continue promoting aggressively and effectively both our brand name and our private label products. Specifically, we will continue to deploy the following marketing and promotional initiatives:

1. adopting advanced category management by focusing on seasonal and cross-merchandising, and offering a wider selection of products;

2. offering services that are carefully tailored to our customers’ healthcare needs, including integrated health programs focused on health supplements, weight management, diabetes, infant care and birth control;

3. enhancing our customer loyalty by organizing community-based activities and targeted promotion programs;

4. using data mining techniques to tailor relevant promotional offers to our target customers, especially our loyalty members;

5. enlarging the number of our promotional partners and developing additional promotional campaigns with these partners; and

6. advertising our brand and private label products in selected newspapers that service our targeted cities.

Selectively Pursue Complementary Acquisitions of Chain Stores and Wholesale Networks

We currently plan to selectively acquire drugstore chains or independently operated drugstores that complement our existing store network or help us to establish a presence in new markets. In particular, we plan to grow through first acquiring similar businesses in the cities in Guangxi province and then acquiring business targets outside of the Guangxi province. We target retail chains or individual stores in prime locations and with good brand names, well-developed facilities and customer bases that are complementary to ours, and which are commercially attractive. We believe that our relationship with many industry participants and our knowledge of, and operational expertise in, the drugstore market in China will assist us in making acquisitions. We also believe that we can rapidly and successfully integrate newly acquired stores into our current distribution network and quickly realize operating and financial benefits.

Invest in a more advanced logistics and information management systems to improve cost and operating efficiencies.

We intend to invest in an advanced logistic system and taken significant steps to reengineer and integrate our logistics process and reorganize our logistic network to ensure our competitiveness as efficient logistics and information management systems are critical to our business and networks. In Liuzhou city first, we plan to establish regional and provincial logistics facilities equipped with leading technology and information systems. These improvements have provided a direct and high-speed information exchange channel that connects us to our customers and suppliers throughout China, covering each stage of our pharmaceutical distribution operations, including electronic order entry, invoice preparation, purchasing, inventory tracking, GSP-certified warehousing and logistics and delivery arrangements. As a result, we have shortened delivery lead-times, increased responsiveness to customer demands and reduced distribution and selling expenses.

Continue to build upon our integrated business platform in order to enhance the synergies between our pharmaceutical distribution, retail pharmacy and other businesses.

We will continue to build upon our integrated business platform in order to enhance the synergies that arise from our pharmaceutical operations spanning the distribution, retail and manufacturing of pharmaceutical and healthcare products and expand our reach to end-customers. We plan to leverage our existing businesses to capitalize on particular opportunities that may arise and create efficiencies and cost savings in our business operations. We also plan to utilize our extensive distribution network to provide reliable supply channels for our retail drug stores which, in turn, will sell the pharmaceutical and healthcare products supplied by our distribution network. Further, we intend to utilize our pharmaceutical manufacturing operations to produce private-label products for our retail pharmacy operations. We expect to maintain the flexibility to reallocate manufacturing capacity of our products in response to potential changes in supply and demand, as well as to control inventory in a way that enables us to meet expected demand for our products. With operations in multiple segments of the pharmaceutical industry, we are able to maintain control over the quality, supply chain management and marketing of our products. We believe that our integrated business platform maximizes the synergies between our businesses by optimizing our operational efficiency while reducing the costs of our customers, allowing us to further solidify our leadership in the PRC pharmaceutical distribution industry.

Intellectual Property

We believe our rights to our trade names and trademarks are the most important factors in implementing our marketing strategy. Our company’s name, Baicaotang (百草堂), means “Place for all kind of Chinese Herbal Medicines” in Chinese. We registered “Baicaotang (百草堂)” as the trademark for our business group, and Asio (亚太) as the trademark for the medicines that our production plant produces.

Under the PRC law, we have the exclusive right to use a trademark for products and services for which the trademark has been registered with the State Administration for Industry and Commerce. Certain things cannot be registered as trademarks including but not limited to the marks set forth in Article 10 and 11 of the Trademark Law, single color, sound, activity, odor, three-dimension trademarks only indicating the shape of the product, copy, imitation or translation of well-known trademarks not registered in China to be used on the same or similar products, copy, imitation or translation of well-known trademarks registered in China to be used on any products and geographic marks not indicating the resource of the products. Trademark registration is valid for 10 years, starting from the day the registration is approved.  For renewal of registration, an application shall be made within 6 months before the expiration of such 10 years. If no application is made within that period, an extension of 6 months may be granted.

The registration of a trademark shall undergo two steps: preliminary examination and public announcement.  If the registration application is revoked in the preliminary examination process, or is challenged by any party in the public announcement process and such challenge is accepted by the Trademark Bureau, the applicant may within 15 days apply to the Trademark Review and Adjudication Board for a re-examination and, if still not being satisfied with the result, it may also within 30 days file a lawsuit to the court against the Trademark Review and Adjudication Board.  Within 3 months after the trademark to be registered is publicly announced, if no challenge or opposition is received, the registration shall be approved with a trademark registration certificate to the applicant.

If we believe that a third party has infringed upon our exclusive rights with respect to any of our registered or licensed trademarks, we may, through appropriate administrative and/or civil procedures, institute proceedings to request the relevant authority for an injunction or to resolve the infringement through negotiation or litigation with the infringer. The relevant authority also has power to impose fines, confiscate or destroy the infringing products or equipment used to manufacture the infringing products. As our brand names and trademarks become more recognized in the pharmaceutical market in China, we are devoting additional resources to increasing and enforcing our trademark rights, which is critical to our overall branding strategy and reputation.

We also rely on trade secrets to protect our know-how and other proprietary information. Like other retailers, we generate proprietary information in connection with our operations, such as pricing, purchasing, promotional strategies, customer lists and supplier lists. We believe this proprietary information is essential to the operations of our business and the success of our competition strategies. Therefore, we strive to protect such information. For example, the key members of our management team have signed a confidentiality agreement with us pursuant to which they have committed not to disclose the confidential information acquired during their employment with us and not to compete with us for three years after their employment terminates.  If we believe that any operator has infringed upon our trade secrets, we may, through appropriate administrative and/or civil procedures, institute proceedings to request the relevant authority for an injunction or to resolve the infringement through negotiation or litigation with the infringer. The relevant authority also has power to impose certain amount of fine upon the infringer.

Employees

As of December 31, 2009, we had 816 full time employees.

OUR HISTORY AND CORPORATE STRUCTURE

We were originally incorporated in the State of Delaware on November 30, 2006 under the name Purden Lake Resource Corp. to engage in the acquisition, exploration and development of natural resource properties.   We ceased our operations because we had not commenced any exploration activities, and as a result prior to December 30, 2009 we were a “blank check company with nominal assets. On December 24, 2009 we changed our name to China Baicaotang Medicine Limited.

Our wholly-owned subsidiary, Ingenious, was incorporated under the laws of the British Virgin Islands on May 29, 2008.   Ingenious owns 100% of the issued and outstanding capital stock of Forever Well, a Hong Kong company incorporated on January 10, 2008.  Forever Well is the sole shareholder of Liuzhou BCT a PRC limited company established on April 3, 1986.  Liuzhou BCT contributed 100% of the registered capital Hefeng Pharmaceutical, a PRC company established on September 18, 2000 and 49% of the registered capital of BCT Retail, a PRC company established on October 30, 2001. The remaining 51% of the registered capital of BCT Retail was contributed by Property Management, an affiliate of Liuzhou BCT.

The chart below illustrates the current structure of the Company:

The Reorganization

In 2008, the shareholders of Liuzhou BCT (the “Liuzhou BCT Shareholders”) and Xiaoyan Zhang, our CFO, developed a restructuring plan (the “Restructuring”). At that time, Ms. Zhang, who is a citizen of Hong Kong, was the sole shareholder of Ingenious, which was the parent company of Forever Well. The first step was for Forever Well to acquire 100% of the equity interests of Liuzhou BCT and its subsidiaries (the “PRC Operating Companies”). Liuzhou BCT was owned at that time by certain former and current employees and directors of Liuzhou BCT. After the acquisition of the PRC Operating Companies by Forever Well was consummated, the second step was for Ingenious to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire Ingenious.

The acquisition of Liuzhou BCT was structured to comply with the PRC M&A Laws.  Under the PRC M&A Laws, the acquisition of PRC companies by foreign companies that are controlled by PRC citizens who are affiliated with the PRC companies is strictly regulated and requires approval from the Ministry of Commerce, which approval is burdensome to obtain.  Such restrictions however, do not apply to foreign entities which are controlled by foreign persons.  These restrictions apply only at a “snapshot in time” that occurs at the time PRC companies are acquired by a foreign entity.  In our case this was in August 2008 when Forever Well acquired 100% of the equity interest of Liuzhou BCT from the Liuzhou BCT Shareholders for aggregate consideration of RMB10,000,000 (approximately $1,470,588) which was the registered and fully paid up capital of Liuzhou BCT.  At that time Forever Well was owned by Ingenious, and a majority of Ingenious’ equity was owned by Ms. Zhang, a Hong Kong citizen.

Since PRC M&A Laws would have prohibited Liuzhou BCT Shareholders who were PRC citizens from immediately receiving a controlling interest in Ingenious in a share exchange as consideration for the sale of their interest in Liuzhou BCT, Liuzhou BCT Shareholders holding a majority of the equity interest in Liuzhou BCT and Ms. Zhang instead agreed that they would enter into an Earn-In Agreement to grant those Liuzhou BCT Shareholders a call right to acquire up to all of Ms. Zhang’s interest in Ingenious (or a public parent company of Ingenious, as the case may be) after the acquisition of Liuzhou BCT was consummated in compliance with PRC law.  The Earn-In Agreement was entered into by Ms. Zhang and certain Liuzhou BCT Shareholders on December 30, 2009 and enables those Liuzhou BCT Shareholders to purchase shares of Ingenious (or its public parent company) from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2011 and 2012.  For the 2011 and 2012 fiscal years the performance targets for the Company are $26 million and $28 million after tax audited net income, respectively.  If the 2011 performance target is met, the Liuzhou BCT Shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right.  If the 2012 performance target is met, the Liuzhou BCT Shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Liuzhou BCT Shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT.

On December 30, 2009, the goal of the Restructuring was realized when we entered into a share exchange agreement with Ingenious, pursuant to which we acquired 100% of the equity of Ingenious in exchange for the issuance of an aggregate of 32,000,000 shares of our common stock to Ms. Zhang and to certain Liuzhou BCT Shareholders.  As of the date of this prospectus, Ms. Zhang owns 58.9% of our common stock.  As a result of this transaction, we are a holding company which, through our direct and indirect ownership of Ingenious, Forever Well, Liuzhou BCT, Hefeng Pharmaceutical and BCT Retail, now has operations based in the PRC.

Private Placement

Simultaneously with the closing of the Share Exchange, we completed the initial closing the Private Placement of $6,323,002 or 632.3 units. Each unit consists of (i) 3,937 shares of common stock, and (ii) a warrant (the “Warrant”) to purchase 1,968 shares of common stock at an exercise price of $3.81 per share.  Upon the initial closing of the Private Placement, we issued an aggregate of 2,489,370 shares of our common stock and warrants exercisable for 1,224,368 shares of our common stock at an exercise price of $3.81 per share. In addition,  in connection with the initial closing of the Private Placement, we issued Agent Warrants to the Co-Placement Agents that are exercisable for 248,937 shares of common stock at an exercise price of $3.05 per share, on a cash or cashless basis.

On February 1, 2010, we completed the Second Closing of the Private Placement of $2,616,108 or 261.61 units with the issuance of a total of 1,029,970 shares of our common stock and Investor Warrants exercisable for 514,933 shares of our common stock at an exercise price of $3.81.  In connection with the Second Closing of the Private Placement, we issued Agent Warrants to the Co-Placement Agents that are exercisable for 102,997 shares of common stock at an exercise price of $3.05 per share, on a cash or cashless basis.

Contractual Arrangements with Property Management

We do not 100% ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores.  We have entered into contractual arrangements with Property Management pursuant to which the shareholders of Property Management pledged to us their equity interests in BCT Retail and provide us with the ability to effectively control BCT Retail.

The contractual agreements entered into by us and the shareholders of Property Management include:

Share Transfer Agreement. Under this agreement dated April 1, 2008 by and between Liuzhou BCT, which held 100% equity interests of BCT Retail, and Property Management, Property Management acquired from Liuzhou BCT 51% equity interests in BCT Retail.  The total amount of transfer price was RMB153,000.  Within twenty (20) business days from the date when Property Management paid the transfer price, all the parties were to amend the articles of association of BCT Retail and register such equity transfer with the competent Authority of Industry and Commerce.

Shares Pledge Agreement. Under this agreement dated May 3, 2008 among Liuzhou BCT and the shareholders of Property Management, the shareholders of Property Management pledged all of their equity interests in BCT Retail to Liuzhou BCT to guarantee their obligations to repay a loan in the amount of RMB153,000 made from Liuzhou BCT to them.

Share Repurchase Agreement. Under this agreement dated July 31, 2008 by and between Liuzhou BCT and Property Management, Liuzhou BCT was granted a preemption right to repurchase the 51% equity interests in BCT Retail held by Property Management.

Shares Pledge Agreement. Under this agreement dated March 31, 2009 among Liuzhou BCT and the shareholders of Property Management, the shareholders of Property Management pledged all of their equity interests in BCT Retail to Liuzhou BCT to guarantee their obligations under a loan in the amount of RMB 1.377 million made from Liuzhou BCT to them.

Agreements relating to the Private Placement

Registration Rights

Pursuant to the Subscription Agreement, on or prior to March 3, 2010 (the “Registration Statement Filing Date”), we shall file with the Securities and Exchange Commission (the “SEC”) a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), (i) registering for resale by the Investors (a) the shares of common stock issued to the Investors in the Private Placement and (b) the shares of common stock underlying the Investor Warrants; and (ii) registering for resale for the Co-Placement Agents of the Private Placement and other agents, the shares of common stock underlying the Agent Warrants (all of the foregoing securities being collectively referred herein as the “Registrable Securities”). We shall use our best efforts to have the Registration Statement declared effective prior to the 150th day following the Second Closing, provided, however, that in the event of a “full review” by the SEC, we shall be afforded an additional 30 days and shall have the Registration Statement declared effective prior to the 180th day following the Closing (the “Registration Effective Date”).

In the event that (i) the Registration Statement has not been (x) filed on or prior to the Registration Filing Date or (y) declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, we shall pay to each Investor as liquidated damages, a cash payment equal to 1% of the aggregated amount invested by such Investor in the Private Placement for the first 30 days and 1% of the aggregated amount vested by such Investors in the Private Placement for every 30-day period thereafter until the Registration Statement has been filed and/or declared effective, or such proportionate percentage for any period less than 30 days.

Make Good Escrow

In addition, pursuant to the Subscription Agreement, at the closing of the Private Placement, Xiaoyan Zhang, our CFO placed 4,000,000 shares of our common stock owned by her (the “Make Good Shares”) in an escrow account administrated by an escrow (the “Make Good Escrow Agent”). In the event we fail to achieve a performance target of $26,000,000 recurring operating net income under the U.S. GAAP before any extra-ordinary gain and excluding any non-cash expenses for our fiscal year ending December 31, 2010 (the “Performance Target”), the Make Good Escrow Agent shall distribute 1,000,000 Make Good Shares to all Investors on a pro rata basis for every $1,000,000 shortfall under the Performance Target.  If the Performance Target is met, the Make Good Shares shall be returned to Ms. Zhang.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Relating to Our Business

OUR OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Our operating history may not provide a meaningful basis on which to evaluate our business. We cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAIN NEW AND EXISTING COMPETITORS.

The major market of our products and business operations is the cities, villages and towns of Guangxi province. We may face increasing competition in the future as we expand our business in Guangxi province and our adjacent provinces. As we expand our operations in wholesale and retail distribution and manufacture of pharmaceutical products, we will encounter competition from other companies existing in our target markets and may face future completion from new foreign and domestic competitors entering the pharmaceutical promotion and distribution market in China. Our current and future competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Competition could reduce our market share or force us to lower our prices to unprofitable levels.

WE MAY BE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Our business strategy is based on the assumption that we will acquire additional retail and wholesale distribution channels in the future and that the number of our customers and the extent of our operations will grow. Our ability to compete effectively and to manage our future growth, if any, requires us to:

•
continue to improve our financial and management controls and reporting systems and procedures to support the proposed expansion of our business operations of the acquisition of any additional retail and wholesale distribution channels in the future; and

•	locate or hire, at reasonable compensation rates, qualified personnel and other employees necessary to expand our capacity in order to accommodate the proposed expansion of our business operations.

If we are unable to accomplish any of these objectives, we will be unsuccessful in effectively managing our growth, which could harm our business, operating results, and financial condition.

OUR CURRENT BUSINESS OPEARTIONS RELY HEAVILY UPON MR. HUI TIAN TANG, OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN.

We have been heavily dependent upon the expertise and management of Mr. Hui Tian Tang, our Chairman and Chief Executive Officer, and his continued services. The loss of Mr. Tang’s’ services could seriously interrupt our business operations. Although we have entered into an employment contract with Mr. Tang, pursuant to which Mr. Tang agrees to serve as our full time Chief Executive Officer, and Mr. Tang has not indicated any intention of leaving us, the loss of his service for any reason could have a very negative impact on our ability to fulfill our business plan.

THE LIMITED PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our senior management has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

WE MAY BE UNSUCCESSFUL IN ATTRACTING OR RETAINING KEY SALES, MARKETING AND OTHER PERSONNEL.

The success of our business is dependent on our ability to attract and retain highly skilled managers and sales and marketing personnel. Our sales personnel carry out our critical promotional and sales activities. There is intense competition for qualified sales and marketing personnel, and we may be unable to attract, assimilate or retain additional qualified sales and marketing personnel on a timely basis. Our inability to retain key personnel or the failure to attract additional qualified personnel could harm our development and results of operations. In addition, as we plan to expand in China, we will need to attract additional qualified managerial staff and other personnel. We may have difficulty in hiring and retaining a sufficient number of qualified personnel to work in China. This may impede the development of our distribution business and the expansion of our business in China.

IF WE CANNOT SUCCEED IN IMPLEMENTING OUR GROWTH STRATEGY, OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW MAY BE ADVERSELY.

We plan to grow in Guangxi province through increasing the distribution and sales of our products by penetrating the existing markets and then expand our business operations to enter into new geographic markets in our neighbor provinces. However, many obstacles to entering such new markets exist, including, but not limited to, shipping and delivery costs and costs associated with marketing efforts. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

IF WE FAIL TO INCREASE OUR BRAND RECOGNITION, WE MAY FACE DIFFICULTY IN OBTAINING NEW CUSTOMERS AND BUSINESS PARTNERS.

We believe that establishing, maintaining and enhancing our brand in a cost-effective manner is critical to achieving widespread acceptance of our current and future services and is an important element in our effort to increase our customer base and obtain new business partners. We believe that the importance of brand recognition will increase as competition in our market develops. Some of our potential competitors already have well-established brands in the pharmaceutical promotion and distribution industry. Successful promotion of our brand will depend largely on our ability to maintain a sizeable and active customer base, our marketing efforts and our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, in which case our business, operating results and financial condition would be materially adversely affected.

AS A DISTRIBUTOR AND MANUFACTURER OF PHARMACEUTICAL PRODUCTS, WE ARE EXPOSED TO INHERENT RISKS RELATING TO PRODUCT LIABILITY AND PERSONAL INJURY CLAIMS.

Pharmacies are exposed to risks inherent in the manufacturing and distribution of pharmaceutical and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs. In addition, product liability claims may be asserted against us with respect to any of the products we sell and as a retailer, we are required to pay for damages for any successful product liability claim against us, although we may have the right under applicable PRC laws, rules and regulations to recover from the relevant manufacturer for compensation we paid to our customers in connection with a product liability claim. We may also be obligated to recall affected products. If we are found liable for product liability claims, we could be required to pay substantial monetary damages. Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation as well as our brand name may also suffer. We, like many other similar companies in China, do not carry product liability insurance. As a result, any imposition of product liability could materially harm our business, financial condition and results of operations. In addition, we do not have any business interruption insurance due to the limited coverage of any business interruption insurance in China, and as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

THE RETAIL PRICES OF SOME OF OUR PRODUCTS ARE SUBJECT TO CONTROL, INCLUDING PERIODIC DOWNWARD ADJUSTMENT, BY PRC GOVERNMENTAL AUTHORITIES.

A number of our pharmaceutical products, primarily those included in the national and provincial medical insurance catalogs, are subject to price controls in the form of fixed retail prices or retail price ceilings. In addition, the retail prices of these products are also subject to periodic downward adjustments as the PRC governmental authorities seek to make pharmaceutical products more affordable to the general public. Since May 1998, the relevant PRC governmental authorities have ordered price reductions of thousands of pharmaceutical products. The latest price reduction occurred in October 2008 and affected 1,357 different pharmaceutical products. Any future price controls or government mandated price reductions may have a material adverse affect on our financial condition and results of operations, including significantly reducing our revenue and profitability.

OUR OPERATING RESULTS MAY FLUCTUATE AS A RESULT OF FACTORS BEYOND OUR CONTROL.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	the costs of pharmaceutical products and development;

•	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our services and manufacturers and suppliers of products to market to our customers;

•	capital expenditures for equipment;

•	marketing and promotional activities and other costs;

•	changes in our pricing policies, suppliers and competitors;

•	the ability of our suppliers to provide products in a timely manner to our customers;

•	changes in operating expenses;

•	increased competition in our markets; and

•	other general economic and seasonal factors.

WE MAY BE SUBJECT TO FINES AND PENALTIES IF WE FAIL TO COMPLY WITH THE APPLICABLE PRC LAWS AND REGULATIONS GOVERNING SALES OF MEDICINES UNDER THE PRC NATIONAL MEDICAL INSURANCE PROGRAM.

Eligible participants in the PRC national medical insurance program, mainly consisting of urban residents in China, are entitled to buy medicines using their medical insurance cards in an authorized pharmacy, provided that the medicines they purchase have been included in the national or provincial medical insurance catalogs. The pharmacy, in turn, obtains reimbursement from the relevant government social security bureaus. Moreover, the applicable PRC laws, rules and regulations prohibit pharmacies from selling goods other than pre-approved medicines when purchases are made with medical insurance cards, as well as providing cash to the customer for the medical insurance card. We have established procedures to prohibit our drugstores from selling unauthorized goods to customers who make purchases with medical insurance cards. However, we cannot assure you that those procedures will be strictly followed by all of our employees in all of our stores.  If we fail to observe the above laws, rules and regulations with respect to purchases made with medical insurance cards, we may be fined and our qualification for selling medicines included in the national or provincial medical insurance catalogs may be withdrawn by competent authorities.

OUR RETAIL OPERATIONS REQUIRE A NUMBER OF PERMITS AND LICENSES IN ORDER TO CARRY ON THEIR BUSINESS.

Drugstores in China are required to obtain certain permits and licenses from various PRC governmental authorities, including GSP certification. We are also required to obtain food hygiene certificates for the distribution of nutritional supplements and food products other than medicine. We cannot assure you that we can maintain all required licenses, permits and certifications to carry on our business at all times, and from time to time we may have not been in compliance with all such required licenses, permits and certifications. Moreover, these licenses, permits and certifications are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities and the standards of such renewal or reassessment may change from time to time. We intend to apply for the renewal of these licenses, permits and certifications when required by then applicable laws and regulations. Any failure by us to obtain and maintain all licenses, permits and certifications necessary to carry on our business at any time could have a material adverse effect on our business, financial condition and results of operations. In addition, any inability to renew these licenses, permits and certifications could severely disrupt our business, and prevent us from continuing to carry on our business. Any changes in the standards used by governmental authorities in considering whether to renew or reassess our business licenses, permits and certifications, as well as any enactment of new regulations that may restrict the conduct of our business, may also decrease our revenue and/or increase our costs and materially reduce our profitability and prospects. Furthermore, if the interpretation or implementation of existing laws and regulations changes or if new regulations come into effect requiring us to obtain any additional licenses, permits or certifications that were previously not required to operate our existing businesses, we cannot assure you that we may successfully obtain such licenses, permits or certifications.

WE MAY HAVE DIFFICULTY DEFENDING OUR INTELLECTUAL PROPERTY RIGHTS FROM INFRINGEMENT RESULTING IN LAWSUITS REQUIRING US TO DEVOTE FINANCIAL AND MANAGEMENT RESOURCES THAT WOULD HAVE A NEGATIVE IMPACT ON OUR OPERATING RESULTS.

We regard our trademarks and other similar intellectual properties as critical to our success. We rely on trademark and other similar intellectual properties, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. We have received trademark registration for certain of our products in the PRC. No assurance can be given that our licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

Presently, we sell our products mainly in PRC. To date, no trademark or patent filings have been made other than in PRC. To the extent that we market our products in other countries, we may have to take additional action to protect our intellectual property. The measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

WE MAY BE ADVERSELY AFFECTED BY COMPLEXITY, UNCERTAINTIES AND CHANGES IN CHINESE REGULATION OF DRUGSTORES AND THE PRACTICE OF MEDICINE.

The Chinese government regulates drugstores, including foreign ownership, and the licensing and permit requirements. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to Chinese government regulation of the industry include the following:

•
We only have 49% ownership interest in BCT Retail. We are not able to own 100% interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores and foreign ownership of medical practices; and

•
uncertainties relating to the regulation of drugstores, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The interpretation and application of existing Chinese laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, pharmaceutical businesses in China, including our business.

THERE IS NO ASSURANCE THAT WE WILL PAY DIVIDENDS TO SHAREHOLDERS IN THE FUTURE.

Although Liuzhou BCT, our wholly owned subsidiary, declared and paid to its then existing shareholders cash dividends in the amount of $6,940,000 and $2,044,056 for the years ended December 31, 2008 and 2007, respectively, our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to the People’s Republic of China

THE SALES PRICES OF SOME MEDICINES ARE CURRENTLY CONTROLLED BY THE CHINESE GOVERNMENT AND THAT MAY ADVERSELY AFFECT OUR BUSINESS.

Prices paid by end consumers for many of our medicines are regulated by PRC’s State Development and Reform Commission. PRC justifies its need to control the drug prices on the basis that, at present, only employees at state or private companies have health insurance. About 900 million rural Chinese people and 35 million urban unemployed Chinese people lack insurance coverage and cannot afford expensive drugs. Our future profitability might suffer if a significant portion of our revenues were to be derived from products whose final selling prices were state-controlled and if those prices were held at levels close to or below our cost of sales.

SALES OF OUR PRODUCTS COULD BE HARMED BY THE WIDESPREAD PRESENCE OF COUNTERFEIT MEDICATION IN PRC NEGATIVELY IMPACTING OUR PROFITABILITY.

Chinese counterfeiting of pharmaceuticals and other products affecting public health has grown in tandem with counterfeiting and piracy of goods such as brand-name clothing, compact discs and computer software. This situation negatively affects China Baicaotang and other major domestic and foreign drug manufacturers in PRC, especially for products marketed through the over the counter rather than hospital channel. With the expansion of our business and increased recognition of our brand name, such risks may increase.  Currently, active pharmaceutical ingredients are governed only by chemical regulations. Our ability to increase sales as rapidly as we would like, and our profitability, could be affected if this problem persists or worsens.

SUBSTANTIALLY ALL OF OUR OPERATING ASSETS ARE LOCATED IN CHINA AND SUBSTANTIALLY ALL OF OUR REVENUE WILL BE DERIVED FROM OUR OPERATIONS IN CHINA SO OUR BUSINESS, RESULTS OF OPERATIONS AND PROSPECTS ARE SUBJECT TO THE ECONOMIC, POLITICAL AND LEGAL POLICIES, DEVELOPMENTS AND CONDITIONS IN CHINA.

The PRC’s economic, political and social conditions, as well as government policies, could impair our business.  The PRC economy differs from the economies of most developed countries in many respects.  China’s GDP has grown consistently since 1978 (National Bureau of Statistics of China).  However, we cannot assure you that such growth will be sustained in the future. If, in the future, China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could impair our ability to remain profitable.  The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may have a negative effect on us.  For example, our financial condition and results of operations may be hindered by PRC government control over capital investments or changes in tax regulations.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

IF THE MINISTRY OF COMMERCE, OR MOFCOM, CHINA SECURITIES REGULATORY COMMISSION, OR CSRC, OR ANOTHER PRC REGULATORY AGENCY, DETERMINES THAT MOFCOM AND CSRC APPROVAL OF OUR MERGER WAS REQUIRED OR IF OTHER REGULATORY OBLIGATIONS ARE IMPOSED UPON US, WE MAY INCUR SANCTIONS, PENALTIES OR ADDITIONAL COSTS WHICH WOULD DAMAGE OUR BUSINESS.

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM and the CSRC, promulgated the Rules on Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rules, a new regulation with respect to the mergers and acquisitions of domestic enterprises by foreign investors that became effective on September 8, 2006.  Article 11 of the New M&A Rules requires when a domestic company, enterprise or natural person uses an offshore company legally established or controlled by the domestic company, enterprise or natural person to engage in the merger and acquisition of a related domestic company, the application must be submitted to MOFCOM for approval.  Article 40 of the New M&A Rules requires that an offshore special purpose vehicle formed for overseas listing purposes and controlled directly or indirectly by PRC companies or individuals should obtain the approval of the CSRC prior to the listing and trading of such offshore special purpose vehicle’s securities on an overseas stock exchange, especially in the event that the offshore special purpose vehicle acquires shares of or equity interests in the PRC companies in exchange for the shares of offshore companies.  Article 39 of the New M&A Rules defines an offshore special purpose vehicle as an offshore company directly or indirectly controlled by a PRC domestic company or natural person for the purpose of the offshore listing of their equity interests in the domestic company.  On September 21, 2006, the CSRC published on its official website procedures and filing requirements for offshore special purpose vehicles seeking CSRC approval of their overseas listings.

We believe, based on the opinion of our PRC legal counsel, Broad & Bright Law Firm, that MOFCOM and CSRC approvals were not required for our merger transaction or for the listing and trading of our securities on a trading market because we are not an offshore special purpose vehicle that is directly or indirectly controlled by PRC companies or individuals.  Although the merger and acquisition regulations provide specific requirements and procedures, there are still many ambiguities in the meaning of many provisions.  Further regulations are anticipated in the future, but until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations and the regulators have wide latitude in the enforcement of the regulations and approval of transactions.  If the MOFCOM, CSRC or another PRC regulatory agency subsequently determines that the MOFCOM and CSRC approvals were required, we may face sanctions by the MOFCOM, CSRC or another PRC regulatory agency.  If this happens, these regulatory agencies may impose fines and penalties on our operations in China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from this offering into China, restrict or prohibit payment or remittance of dividends paid by Liuzhou BCT, or take other actions that could damage our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

THE NEW M&A REGULATIONS ESTABLISH MORE COMPLEX PROCEDURES FOR SOME ACQUISITIONS OF CHINESE COMPANIES BY FOREIGN INVESTORS, WHICH COULD MAKE IT MORE DIFFICULT FOR US TO PURSUE GROWTH THROUGH ACQUISITION IN CHINA.

The New M&A Rules establish additional procedures and requirements that could make some acquisitions of PRC companies by foreign investors, such as ours, more time-consuming and complex, including requirements in some instances that the approval of the Ministry of Commerce shall be required for transactions involving the shares of an offshore listed company being used as the acquisition consideration by foreign investors.  In the future, we may grow our business in part by acquiring complementary businesses.  Complying with the requirements of the New M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

UNDER THE NEW EIT LAW, WE MAY BE CLASSIFIED AS A “RESIDENT ENTERPRISE” OF CHINA. SUCH CLASSIFICATION WILL LIKELY RESULT IN UNFAVORABLE TAX CONSEQUENCES TO US AND OUR NON-PRC STOCKHOLDERS.

On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed the New EIT Law Implementing Rules which took effect on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China.  A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders.  However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person.  Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities.  If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.  Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.  We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

IF THE PRC IMPOSES RESTRICTIONS DESIGNED TO REDUCE INFLATION, FUTURE ECONOMIC GROWTH IN THE PRC COULD BE SEVERELY CURTAILED WHICH COULD HURT OUR BUSINESS AND PROFITABILITY.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth often can lead to growth in the supply of money and rising inflation.  In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  Imposition of similar restrictions may lead to a slowing of economic growth, a decrease in demand for our steel products and generally damage our business and profitability.

FLUCTUATIONS IN EXCHANGE RATES COULD HARM OUR BUSINESS AND THE VALUE OF OUR SECURITIES.

The value of our ordinary shares will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB and the net proceeds from this offering will be denominated and our financial results are reported in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.  Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

EXCHANGE CONTROLS THAT EXIST IN THE PRC MAY LIMIT OUR ABILITY TO UTILIZE OUR CASH FLOW EFFECTIVELY.

We are subject to the PRC’s rules and regulations on currency conversion.  In the PRC, the State Administration for Foreign Exchange, or SAFE, regulates the conversion between Renminbi and foreign currencies. Currently, foreign investment enterprises, or FIEs, are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” As a result of our ownership of Liuzhou BCT, Liuzhou BCT is a FIE.  With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “current account” and “capital account.” Currency conversion within the scope of the “current account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE.  However, conversion of currency in the “capital account,” including capital items such as direct foreign investment, loans and securities, still require approval of the SAFE. Further, any capital contributions to Liuzhou BCT by its offshore shareholder must be approved by the Ministry of Commerce in China or its local counterpart. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations it may have outside of the PRC.

In August 2008, SAFE promulgated Circular 142, a notice regulating the conversion by FIEs of foreign currency into Renminbi by restricting how the converted Renminbi may be used.  Circular 142 requires that Renminbi converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise.  In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE.  The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used.  Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY SUBJECT OUR PRC RESIDENT SHAREHOLDERS TO PERSONAL LIABILITY AND LIMIT OUR ABILITY TO INJECT CAPITAL INTO OUR PRC SUBSIDIARIES, LIMIT OUR PRC SUBSIDIARIES’ ABILITY TO DISTRIBUTE PROFITS TO US, OR OTHERWISE ADVERSELY AFFECT US.

SAFE issued a public notice in October 2005, or the SAFE notice, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006.The failure of our beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

BECAUSE CHINESE LAW GOVERNS MANY OF OUR MATERIAL AGREEMENTS, WE MAY NOT BE ABLE TO ENFORCE OUR RIGHTS WITHIN THE PRC OR ELSEWHERE, WHICH COULD RESULT IN A SIGNIFICANT LOSS OF BUSINESS, BUSINESS OPPORTUNITIES OR CAPITAL.

Chinese law governs many of our material agreements, some of which may be with Chinese governmental agencies. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC.  The system of laws and the enforcement of existing laws and contracts in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

BECAUSE OUR FUNDS ARE HELD IN BANKS IN UNINSURED PRC BANK ACCOUNTS, THE FAILURE OF ANY BANK IN WHICH WE DEPOSIT OUR FUNDS COULD AFFECT OUR ABILITY TO CONTINUE IN BUSINESS.

Funds on deposit at banks and other financial institutions in the PRC are often uninsured.  A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit.  Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

OUR BUSINESS COULD BE SEVERELY HARMED IF THE CHINESE GOVERNMENT CHANGES ITS POLICIES, LAWS, REGULATIONS, TAX STRUCTURE OR ITS CURRENT INTERPRETATIONS OF ITS LAWS, RULES AND REGULATIONS RELATING TO OUR OPERATIONS IN CHINA.

Our business is located in Guangxi province, China and virtually all of our assets are located in China.  We generate our sales revenue only from customers located in China.  Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to

•	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,

•	changes in taxation,

•	changes in employment restrictions,

•	import duties, and

•	currency revaluation.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered, then our business could be harmed.  Following the Chinese government’s policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection.  It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by us.  Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications.  In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies.

THE CHINESE LAWS AND REGULATIONS WHICH GOVERN OUR CURRENT BUSINESS OPERATIONS ARE SOMETIMES VAGUE AND UNCERTAIN AND MAY BE CHANGED IN A WAY THAT HURTS OUR BUSINESS.

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings.  The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade.  However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.   We are considered an FIE under Chinese laws, and as a result, we must comply with Chinese laws and regulations.  We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our business.  If the relevant authorities find us to be in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business.

A SLOWDOWN OR OTHER ADVERSE DEVELOPMENTS IN THE CHINESE ECONOMY MAY MATERIALLY AND ADVERSELY AFFECT OUR CUSTOMERS’ DEMAND FOR OUR SERVICES AND OUR BUSINESS.

All of our operations are conducted in China and all of our revenues are generated from sales to businesses operating in China.  Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in Chinese economy which may affect demand for precision steel products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and in turn reduce our results of operations.

FAILURE TO COMPLY WITH THE U.S. FOREIGN CORRUPT PRACTICES ACT AND CHINESE ANTI-CORRUPTION LAWS COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

Our executive officers, employees and other agents may violate applicable law in connection with the marketing or sale of our products, including China’s anti-corruption laws and the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls.  Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. The PRC also strictly prohibits bribery of government officials.  However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.

While we intend to implement measures to ensure compliance with the FCPA and Chinese anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.  In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

THE IMPLEMENTATION OF THE NEW PRC EMPLOYMENT CONTRACT LAW AND INCREASES IN THE LABOR COSTS IN CHINA MAY HURT OUR BUSINESS AND PROFITABILITY.

A new employment contract law became effective on January 1, 2008 in China. It imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

UNDER THE NEW EIT LAW, CHINA BAICAOTANG AND LIUZHOU BCT MAY BE CLASSIFIED AS “RESIDENT ENTERPRISES” OF CHINA, WHICH MAY SUBJECT CHINA BAICAOTANG AND LIYZHOU BAICAOTANG TO PRC INCOME TAX ON THEIR TAXABLE GLOBAL INCOME.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementation regulations, both of which became effective on January 1, 2008.  Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China.  A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income.  Although the Notice is directly applicable to enterprises registered in an offshore jurisdiction and controlled by Chinese domestic enterprises or groups, it is uncertain whether the PRC tax authorities will make reference to the Notice when determining the resident status of other offshore companies, such as Liuyzhou Baicaotang. Since substantially all of our management is currently based in China, it is likely we may be treated as a Chinese resident enterprise for enterprise income tax purposes.  The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

In addition, under the New EIT Law and implementation regulations, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises” (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides which reduces or exempts the relevant tax.  Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC.

If we are considered a PRC “resident enterprise”, it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

IT MAY BE DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in PRC and a majority of our directors and all of our officers reside in PRC, service of process on our company and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

Risks Associated with our Common Stock in General

OUR SHARES OF COMMON STOCK HAVE LIMITED TRADING AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of Common Stock began trading on the OTCBB on March 3, 2010 and there has been limited trading and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of Common Stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of Common Stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our Common Stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of Common Stock as collateral for any loans.

WE MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share.  Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.   The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

OUR SHAREHOLDERS WILL EXPERIENCE DILUTION AS A RESULT OF THE CONVERSION OF OUR CLASS A WARRANTS OR ISSUANCE OF SECURITIES IN FUTURE FINANCINGS.

As of the date hereof, we have Investor Warrants and Agent Warrants outstanding which are exercisable for 2,111,235 shares of common stock. To the extent such warrants are exercised and converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

There are additional authorized but unissued shares of our Common Stock that may be later issued by our management for any purpose without the consent or vote of the stockholders. Our current shareholders may be further diluted in their percentage ownership in the event additional shares are issued by us in the future.

OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

OUR CHIEF FINANCIAL OFFICER OWNS A SUBSTANTIAL PORTION OF OUR OUTSTANDING COMMON STOCK, WHICH WILL ENABLE HER TO INFLUENCE MANY SIGNIFICANT CORPORATE ACTIONS AND IN CERTAIN CIRCUMSTANCES MAY PREVENT A CHANGE IN CONTROL THAT WOULD OTHERWISE BE BENEFICIAL TO OUR SHAREHOLDERS.

As of the date hereof, our Chief Financial Officer, Ms. Zhang, controls approximately 58.9%of our outstanding shares of common stock that are entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD.

Since we operated as a private enterprise without public reporting obligations prior to the Share Exchange, we have committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. If our financial reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2. Properties

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which we sometimes refer to informally as land ownership. There are four ways of acquiring land use rights in the PRC:

•	Grant of the right to use land;

•	Assignment of the right to use land;

•	Lease of the right to use land; and

•	Allocation of the right to use land.

Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease and transfer the land within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike in western nations, granted land must be used for the specific purpose for which it was granted.

Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user unless otherwise approved by the competent government authorities. Allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

Our land use rights are set forth below:

Liuzhou BCT

Liuzhou Baicaotang owns properties listed below:

1	2,753.5 square meter land use rights, the term of which is to be expired on November 14, 2053, located at No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, PRC, as its corporate headquarter.

2	Approximately 321.7 square meter land use rights, the term of which expires on March 8, 2047, located at Building 2, 197 No. 3 Middle Road, Liuzhou City, Guangxi province;

3	Approximately 10.7 square meter land use rights, the term of which is to be expired on December 28, 2044, located at No. 1-3 XingLong Building, Zhongshan Middle Rd., Liuzhou City, Guangxi province;

4	Approximately 75.2 square meter land use rights, the term of which is to be expired on August 4, 2043, located at Floor 1, 197 No. 3 Middle Road, Liuzhou City, Guangxi province;

5	Approximately 346.85 square meter land use rights, located at No. 10 Shizi Rd., Luzhai Town, Luzhai County, Guangxi province;

6	Approximately 5,655.6 square meter land use rights, the term of which is to be expired on November 14, 2053, located at No. 6 Changfeng Rd. Liuzhou City, Guangxi province;

7	Approximately 886.7 square meter land use rights, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;

8	Approximately 1,308.5 square meter land use rights, the term of which is to be expired on August 4, 2053, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;

9	Approximately 1,084.5 square meter land use rights, the term of which is to be expired on November 14, 2053, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;

10	Approximately 1,558.05 square meter land use rights, the term of which is to be expired on May 28, 2057, located at Desheng Village, Litang Town Bingyang County, Guangxi province;

11	Approximately 380.6 square meter land use rights, the term of which is to be expired on August 4, 2043, located at No. 15 May First Rd,, Liuzhou City, Guangxi province; and

12	Approximately 2,048 square meter land use rights, the term of which is to be expired on January 16, 2074, located at 9 District, Liupai Zhen, Tian’e County, Guangxi province.

Hefeng Pharmaceutical

Hefeng Pharmaceutical owns a 44,982.18 square meter business facility located at 3 Development District, Donglan County, which is used as its principal executive offices and plant.

BCT Retail

The principal executive offices of BCT Retail are located at No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, PRC. Such office space that Baicaotang Retail is using is owned by Liuzhou BCT.  Baicaotang Retail has used the office space free of charge and without any lease agreement.    Baicaotang Retail currently operates 66 retail chain stores. Most of the chain stores managed by Baicaotang Retail are located in  the following towns, counties and municipal cities: Liuzhou City, Ronghui County, Sangjiang County, Liujiang County, Nandan County, Yongfu County, Bama County, Binyang County, Yongan County, Laibin City, and Rongan County.

The space of the retail chain stores ranges in size from 85 square meters to 168 square meters. Except for two retail stores  which are owned by Liuzhou BCT and used by Baicaotang Retail free of charge and without any lease agreement, all other chain stores are  leased.   The monthly rents of the chain stores range from approximately $140.00 to $2,500.00, and most of the leases have a three year term.

All the lease agreements have similar terms and provisions.

Item 3. Legal Proceedings

Neither we nor any of our subsidiaries is a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the OCTBB under the symbol “CNBI”.  Prior to March 3, 2010, our common stock was not traded on the OCTBB.  Since March 3, 2010, the trading in our stock has been very limited. Consequently, our historical prices may not be an accurate indication of the future prices of our common stock.

The following table sets forth the high and low bid prices, on the OTCBB, as reported and summarized by the OTCBB from March 3 to March 29, 2010.

	High	Low

2010:
March 3 through March 29, 2010	$2.00	$2.00

As of March 29, 2010, the last reported sale price of our common stock was $2.75 per share.

As of March 25, 2010, there were 38,154,340 shares of our common stock outstanding and we had approximately 182 shareholders of record of our common stock. This does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.

Dividends

During the fiscal years ended December 31, 2008, Liuzhou BCT declared and paid to its original shareholders cash dividends in the aggregate amount of $6,940,000.

The declaration or payment of any future cash dividend will be at the discretion of the Board and will depend upon the earnings (if any), capital requirements and financial position of the company, general economic conditions, and other pertinent factors. It is our present intention not to declare or pay any cash dividends in the foreseeable future, but rather to reinvest earnings (if any), in our business operations.]

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans in effect.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated statement of income and comprehensive income data for the fiscal years ended December 31, 2009 and 200  and the consolidated balance sheet data as of December 31, 2009 and 2008 and are derived from the audited consolidated financial statements of China Baicaotang Medicine Limited included elsewhere in this prospectus.  The audited consolidated financial statements have been prepared in accordance with U.S. GAAP and have been audited by PKF, Certified Public Accountants, Hong Kong, China, a member firm of PKF International Limited network of legally independent  firms.  The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future periods.

Statements of Income and Comprehensive Income	Year ended December 31,
	2009	2008
Revenue
Sales	$136,086,708	$108,991,329
Cost of sales	100,578,769	79,361,987

Gross profit	35,507,939	29,629,342

Operating expenses
Administrative expenses	4,598,800	3,341,605
Research and development expenses	99,688	763,995
Selling expenses	3,865,980	2,122,153

	8,564,468	6,227,753

Income from operations	26,943,471	23,401,589
Interest income	16,100	29,315
Government grants	29,320	-
Other income	95,345	143,426
Finance costs	(1,413,873)	(1,260,290)

Income before income taxes	25,670,363	22,314,040
Income taxes	(6,261,798)	(5,656,878)

Net income attributable to China Baicaotang Medicine Limited
common stockholders	$19,408,565	$16,657,162

Other comprehensive income
Foreign currency translation adjustments	57,322	1,142,614

Total comprehensive income	$19,465,887	$17,799,776

Earnings per share: basic and diluted	$0.61	$0.52

Weighted average number of shares
outstanding: basic and diluted	32,013,943	31,963,669

	As of December 31,
	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$13,304,158	$1,265,184
Total assets	$93,060,792	$65,814,348
Total liabilities	$39,682,483	$37,231,282
Stockholders’ equity	$53,378,309	$28,583,066

Total liabilities and stockholders’ equity	$93,060,792	$65,814,348

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Business Review

We are engaged in pharmaceutical distribution, retail pharmacy and manufacture of pharmaceuticals and medical-related products through our three subsidiaries Liuzhou BCT, Hefeng Pharmaceutical, and BCT Retail, each of which is located in Guangxi Province, China.

We have integrated operations in the following three business segments.

Pharmaceutical distribution segment:

We provide a comprehensive offering of pharmaceutical and healthcare product, included branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instrument from manufacturers and suppliers through distribution to its customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for the other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the year ended December 31, 2009, our pharmaceutical distribution segment accounted for approximately 71.4% of our total revenue after elimination of inter-segment sales.

Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs  constituted 0.96%, 0.1%, 0.49%, 19.06% and 79.38% of our pharmaceutical distribution segment’s total revenue, respectively.

Retail pharmacy segment:

Baicaotang Retail operates the largest regional wholesale network in Guangxi province, consisting of 66 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.” Our retail stores provide high-quality convenient and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical products and healthcare products. For the year ended December 31, 2009, our retail pharmacy segment accounted for approximately 22.9% of our total revenue after  elimination of the inter-segment sales.

Manufacturing pharmacy segment:

Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land which we own, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 100 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 2 billion packages; (3) pill formulation unit with annual production capacity of 3 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.  For the year ended December 31, 2009, our manufacturing pharmacy segment accounted for approximately 5.7% of our total revenue after elimination of the inter-segment sales.

RESULTS OF OPERATIONS

The following table sets for the key components of our results of operations for the periods indicated .

	Year ended December 31
	2009		2008
	’000	% of total sales	’000	% of total sales
Sales revenue	$136,087		$108,991
Cost of sales	100,579	73.9	79,362	72.8
Gross profit	35,508	26.1	29,629	27.2
Operating expenses
Administrative expenses	4,599	3.4	3,341	3.1
Research and development expenses	100	-	764	0.7
Selling expenses	3,866	2.8	2,122	1.9
	8,565	6.3	6,227	5.7
Income from operations	26,943	19.8	23,402	21.5
Interest income	16	-	29	-
Other income	125	-	143	-
Finance costs	(1,414)	1.0	(1,260)	1.2
Income before income taxes	25,670	18.9	22,314	20.5
Income taxes	(6,262)	4.6	(5,657)	5.2
Net income	$19,408	14.3	$16,557	15.3
Other comprehensive income
Foreign currency translation adjustments	57	-	1,142	1.0
Total comprehensive income	$19,465	14.3	$17,799	16.3

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the year ended December 31, 2009 and December 31, 2008.  For the year ended December 31, 2009, we had approximately $22.5 million of inter-segment revenue, which includes approximately $21.7 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $762,000 in sales from our manufacturing pharmacy segment to our distribution pharmacy segment   External segment revenue refers to segment revenue after inter-segment elimination.

	December 31
	2009		2008
External Segment revenue	’000%		’000%
Pharmaceutical distribution	$97,137	71.4	$72,807	66.8
Retail pharmacy	31,223	22.9	28,593	26.2
Manufacturing pharmacy	7,727	5.7	7,591	7
	136,087	100.0	108,991	100.0
Inter-segment revenue	22,491	N/A	21,656	N/A

Sales Revenue.

During the year ended December 31, 2009, we had sales revenue of $136.1 million, as compared to sales revenue of $109 million during the year ended December 31, 2008, an increase of $27.1 million or approximately 24.9%. This increase was mainly attributable to an increase in sales revenue of $24.3 million from our pharmaceutical distribution operations. Sales revenue derived from our pharmaceutical distribution segment amounted to $97.1million, which accounted for 71.4% of our total sales revenue. In addition, the respective increase of $2.6 million and $0.1 million of our retail and manufacturing segments also contributed to the increase in the sales revenue during the period

Pharmaceutical distribution segment

Revenue from our pharmaceutical distribution segment increased by 33.4% from $72.8 million for the year ended December 31, 2008 to $97.1 million for the year ended December 31, 2009. The increase in sales revenue from our pharmaceutical distribution segment was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to:

•	China’s expansion of the healthcare security scheme coverage to city residents, including unemployed population, student and self-employed person,

•	the establishment of basic drugs catalogue by hospitals for full reimbursement basis upon medical social insurance scheme,

•	the increase of the reimbursement ratio covered by medical social insurance scheme, and

•	the implementation of New Rural Corporative-Medicare scheme for rural population as well.

An additional factor contributing to the increase in our sales revenue from our pharmaceutical distribution segment was additional sales resulting from a six city and townships’ distribution business bid we won by middle of 2009.  Further, the penetration of the group’s distribution network into community clinics and health care institutions also contributed to the increase in sales revenue.

Retail pharmacy segment.

Revenue from our retail pharmacy segment  increased by 9.2% from $28.6 million for the year ended December 31, 2008 to $31.2 million for the year ended December 31, 2009. The increase was partly contributed by sales derived  through medi-care insurance cards as a result of  an increase in the portion of pharmacy products entitled to be reimbursed by the PRC government, as well as an increase in the number of people covered by insurance. Further, the prevalence of and concerns related to swine flu in 2009 also boosted the demand for pharmacy products at our drug stores.

Manufacturing pharmacy segment

Revenue from our manufacturing pharmacy segment increased by 2% from $7.6 million for the year ended December 31, 2008 to $7.7 million for the year ended December 31, 2009.

Cost of Sales. Cost of Sales was $100.6 million for the year ended December 31, 2009 as compared to $79.4 million   for the year ended December 31, 2009. Our cost of sales consist the cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs. The increase was primarily due to an increase in the costs of purchasing merchandise following the increase in the Group’s revenue from sales.

Gross Profit. Gross profit was $35.5 million for the year ended December 31, 2009 as compared to $29.6 million for the year ended December 31, 2008, representing an increase of $5.9 million or approximately 19.9%.  Our gross profit margin was 26.1% and 27.2% for the year ended December 31, 2009 and December 31, 2008 respectively. The gross profit margin was relatively stable in which we maintain the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The slightly decrease in profit margin was mainly attributed to a larger percentage of wholesale accounts that we sold products to compared to 2008.

Pharmaceutical distribution segment

The respective gross profit margin for our pharmaceutical distribution segment was approximately 20.8% and 23% for the year ended December 31, 2009 and 2008, respectively. In order to penetrate and capture the growth of the market upon medical insurance scheme, we attempted to satisfy the demand of hospital customers by procuring from other eligible supplier within the medicine catalogue but at lower margins because of pre-determined/set pricing under the medicine catalogue. This results in slight decrease in the gross profit margin between year 2009 and year 2008. .

Retail pharmacy segment

The respective gross margin for our retail pharmacy segment was approximately 32.7% and 28.4% for the year ended December 31, 2009 and 2008, respectively. The increase in gross profit margin was primarily attributed to our strategy of promoting higher profit margin goods and selling more private label products which have higher margins.

Manufacturing pharmacy segment

The respective gross profit margin for our manufacturing segment was approximately 65.9% and 63.1% approximately for the year ended December 31, 2009 and 2008, respectively.  We believe this increase was do to management focus on optimizing our product portfolio to higher margin products

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $8.6 million for the year ended December 31, 2009, as compared to $6.2 million for the year ended December 31, 2008, representing an increase of $2.4 million or approximately 38.7%. The increase was partly attributable to the $1.8 million increase in selling expenses for the year ended December 31, 2009, which was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare, commission and transportation costs in connection with our increased sales and marketing activities. The percentage of our distribution and selling expenses to our total revenue gradually increased from 1.9% to 2.8% and was primarily due to the increase of our efforts to penetrate and capture market share. In addition, the increase of $1.3 million in administrative expenses also contributed to the increase in our operating expenses. The increase in administrative expenses for the year ended December 31, 2009 was primarily due to an increase in wages and salaries, staff benefits, post-employment benefits, and the rental expenditures resulted from the renewal of lease and the opening of new stores. The percentage of our administrative expenses to our total revenue increased slightly from 3.1% in 2008 to 3.4% in 2009. The increase was in total operating expenses was partially offset by the decrease of $0.7 million in research and development charges.

Net Income. As a result of the above factors, we had net income of $19.4 million for the year ended December 31, 2009 as compared to $16.7 million for the year ended December 31, 2008, representing an increase of $2.7 million or approximately 16.2%.

Earning per share   For the fiscal year ended December 31, 2009, our earnings per share was $0.61, representing an increase of 17.3%, compared the same period in 2008.

Liquidity and Capital Resources

We believe that our existing sources of liquidity, along with cash expected to be generated from services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will continue to monitor our expenditures and cash flow position and we do not believe that we shall be forced to enter into any long or short term debt arrangements.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2009	2008

	’000	‘000

Net cash provided by operating activities	$5,900	$11,734
Net cash used in investing activities	(346)	(831)
Net cash provided by/(used in) financing activities	6,417	(9,982)
Foreign currency translation	68	(176)
Net increase in cash and equivalents	12,039	745
Cash and cash equivalents, beginning of year	1,265	520
Cash and cash equivalents, end of year	13,304	1,265

Operating Activities

Cash provided by operating activities was $5.9 million for the year ended 2009 compared to $11.7 million for fiscal 2008, representing a decrease of $5.8 million or approximately 49.6%. Operating cash flows for 2009 reflects primarily net cash receipts derived from business operations. Despite the increase in net income in 2009 as compared to the same period of 2008, the reduction in net cash from operating activities was primarily attributable to the slowdown of account receivable repayment, which increased to 95 days in 2009 as compared to 70 days in 2008. The increase in turnover days was attributable to an increase in the portion of our sales to hospital under our pharmaceutical distribution operations segment to 74% in 2009 from 52% in 2008.  Hospitals, which are owned by the PRC government, have comparatively longer payment cycles, especially at the period of time when more investment was spent by hospital to meet the medical reform requirement promulgated by the PRC government. Such decrease was, to certain degree, offset by our delay in cash payments to vendors and the increase in our use of bills and restricted cash for creditor settlement.

Investing Activities

Cash used in investing activities was $0.3 million for the twelve months of 2009, compared to $0.8 million for fiscal year 2008. The decrease in cash used was primarily due to the proceeds obtained from the disposal of the land in fiscal year 2009 and the reduction in the expenditures for the acquisition of property, plant and equipment.

Financing Activities

Cash provided by financing activities was $6.4 million for the twelve months of fiscal year 2009, compared to $9.9 million used in financing activities for fiscal year 2008. The substantial increase was primarily due to the proceeds of the private placement of shares amounting to $5.3 million in December 2009. In addition, we did not declare nor pay any dividends in 2009.  In 2008, a dividend of $6,940,000 was paid to former shareholders of Liuzhou BCT. Further, the increase was also attributable to the reduction in loan repayments to directors and other parties.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 30, 2009, the board of directors (the “Board of Directors”) of China Baicaotang Medicine Limited (f/k/a Purden Lake Resource Corp., hereinafter referred to as the “Company”, “we”, “us” or “our”) terminated Bernstein & Pinchuk LLP, an Independent Member of BDO SEIDMAN Alliance ( “Bernstein”) as the independent registered public accounting firm of the Company, and engaged a new independent registered public accounting firm, PKF, Certified Public Accountants, Hong Kong, China, a member firm of PKF International Limited network of legally independent firms (“PKF Hong Kong”) , to serve as the Company’s independent directors. Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, the Company reports as follows:

(a)	(i)	Bernstein was terminated as our independent registered public accounting firm effective on December 30, 2009.
(ii)
For the two most recent fiscal years ended March 31, 2009 and 2008, Bernstein’s report on the financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than for a going concern.

	(iii)	The termination of Bernstein and engagement of PKF Hong Kong were approved by the Company’s Board of Directors.
(iv)
The Company and Bernstein did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal years ended March 31, 2009 and 2008, and subsequent interim periods ended June 30 and September 30, 2009 and through the date of dismissal, which disagreements, if not resolved to the satisfaction of Bernstein, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

(v)
During our fiscal years ended March 31, 2009 and 2008, and subsequent interim periods ended June 30 and September 30, 2009 and through the date of dismissal, the Company did not experience any reportable events.

(b)	(i)	On December 30, 2009, the Company engaged PKF Hong Kong to serve as its independent registered public accounting firm.
(ii)
Prior to engaging PKF Hong Kong, the Company had not consulted PKF Hong Kong regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on its financial statements or a reportable event, nor did the Company consult with PKF Hong Kong regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

	(iii)	The Company did not have any disagreements with PKF Hong Kong, and therefore did not discuss any past disagreements with PKF Hong Kong.

(c)		The Company requested Bernstein to furnish with a letter addressed to the SEC stating whether it agrees with the statements made by us regarding Bernstein.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, in connection with filing of this Annual Report on Form 10-K, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and has determined that our disclosure controls and procedures were not effective.  In additions to the reasons set forth below, there is also a strong reliance on the external consultants, including our attorneys, to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Internal Controls Over Financial Reporting

In connection with the filing and preparation of the 2008 10-K management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s  assessment using those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

We identified the following material weaknesses in our internal control over the financial reporting year 2009.

On December 30, 2009, as a result  of the completion of a share exchange agreement between the Company and the shareholders of Ingenious, we acquired operating subsidiaries in the PRC.  Because these operating subsidiaries did not have financial controls and procedures appropriate for subsidiaries of a public company, the Company has began the process of incorporating the operations acquired into its financial systems and upgrading its financial controls and procedures As of December 31, 2009, the Company had not established adequate financial reporting monitoring activities to mitigate the risk of management override., specifically because we did not have an audit committee and internal audit department to carry out the formal corporate governance function and left the function to certain assigned person with no segregation of duties. However, although our controls were not effective, these significant weaknesses did not result in any material misstatements in our financial statements

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL

The Company will continue to work with its external auditors and attorneys as it relates to any changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the effective solution available for the foreseeable future.

The company has recently engaged Ernst & Young (China) Advisory Limited to work with us to identify the key internal control problems and provide recommendations over the control procedures. We will assign staff with complete segregation of responsibilities to  carry out the internal control function in the future to minimize any risk of inadequate controls.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of March 30 Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position

Hui Tian Tang	49	Chairman & Chief Executive Officer

Xiao Yan Zhang	37	Director & Chief Financial Officer

Mr. Hui Tian Tang

Mr. Tang was appointed as our CEO on December 30, 2009 and as our Chairman on January 14, 2010.    Mr. Tang is a registered pharmacist and has been the president of Liuzhou BCT since 2001.  In 1993, he was hired as the general manager by Liuzhou BCT (f/k/a Guangxi Liuzhou Wholesaler) and was promoted to president of the company in 2001. Mr. Tang has over 25 years experience in the traditional Chinese medicine industry. As the president of Liuzhou BCT, Mr. Tang has been responsible for the formulation of strategies, decision-making on investment projects and development directions on the operations and overall business management, and led us successfully through the privatization process in 2001. Prior to his employment with Liuzhou BCT in 1993, Mr. Tang was employed by Guangxi Jinchengjiang Medicine Wholesaler Group from 1983 to 1993 where he was deputy general manager.  In July 1983 Mr. Tang received a Bachelor of Chinese Pharmacy from Guangxi Chinese Medicine University.

Ms. Xiao Yan Zhang

Ms. Zhang joined Liuzhou BCT in May 2008 as our Corporate Strategy VP and was appointed as our CFO on December 30, 2009 and as a director on January 14, 2010.  Prior to joining Liuzhou BCT, from 2006 to 2008 she was a corporate finance advisor to First Asia Finance Group, in Hong Kong.  Ms. Zhang is an Associate Member of CPA Australia.  She received a Masters degree in accounting from Curtin University of Technology, Australia in 2007, an MBA in International Business from CMSD Switzerland in 2001 and a BA (Honors) in Marketing from Portsmouth University, UK in 2004.

In general, we seek directors:

•	with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses;

•	who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion;

•	who have an understanding of business practices in China, and the ability to communicate in Mandarin Chinese; and

•	who have the ability and commitment to devote significant time and energy to service on the Board and its committees.

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our Board of Directors considered the following important characteristics: (i) Mr. Tang has worked for Liuzhou BCT since 1993 and has significant expertise in the business operations of the Company and the pharmaceutical business, and (ii) Ms. Zhang worked for Liuzhou BCT for more than 18 months prior to joining the Board and has significant financial expertise.

Family Relationship

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Corporate Governance

Director Independence

We do not currently have any independent directors serving on our board of directors.

Board Committees

We do no have currently have any Board committees. Our board of directors currently performs the functions that would be delegated to the audit committee.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.  A copy of the Code of Ethics is included as Exhibit 14.1 to our Current Report on Form 8-K, filed with the SEC on December 31, 2009. A printed copy of the Code of Ethics may also be obtained free of charge by writing to us at our headquarters located at No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, PRC 545007, Attention: Company Secretary.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Director Compensation

None of the directors have received compensation for their respective services rendered to the Company for the year ended December 31, 2009

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in the same or similar locality.

It is not uncommon for companies with operations primarily in China operations to have base salaries and bonuses as the sole and only form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors, the base salary and bonus paid to our named executive officers is in line with our competitors. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program appropriate for executives of a public company, which takes into account other elements of compensation, including without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that such compensation programs shall be comparative to our peers in the industry and aimed to retain and attract talented individuals.

Summary Compensation Table— Fiscal Years Ended December 31, 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

Name and Principal Position (1)	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lisa Lopomo	2009	0	0	0	0	0	0	0	0
former CEO and	2008	0	0	0	0	0	0	0	0
Director (1)

Hui Tian Tang	2009	27,027	0	0	0	0	0	0	27,027
Chairman & CEO(2)	2008	27,027	0	0	0	0	0	0	27,027

Xiaoyan Zhang	2009	0	0	0	0	0	0	0	0
CFO and Director(2)

(1)	On December 30, 2009, Ms. Lisa Lopomo tendered her letter of resignation to resign as CEO, effective December 30, 2009 and to resign from our board of directors y, effective on January 14, 2010.

(2)
On December 30, 2009, Hui Tian Tang and Xiaoyan Zhang were elected as to the board of directors of the Company, effective January 14, 2010 which is 10 days following the filing of an information statement required by Rule 14f-1 promulgated under the Exchange Act. In addition, effective on December 30, 2009, Hui Tian Tang and Xiaoyan Zhang were also elected to serve as the CEO and CFO of the Company respectively.

(3)	Represents amounts paid to Mr. Tang by Liuzhou BCT.

Employment Agreements

Liuzhou BCT entered into an employment agreement with Mr. Hui Tian Tang pursuant to which Mr. Tang was hired as the President of Liuzhou BCT and received a salary of $27,027 per year in 208 and 2009  We currently have an oral employment agreement beginning on January 1, 2010 with Mr. Tang to employ him has our CEO, pursuant to which we have agreed to pay him 90,000 Hong Kong Dollars (HK$) ($11,688) per month and a discretionary bonus based upon our 2010 financial performance  We currently have an oral employment agreement beginning on January 1, 2010 with Xiaoyan Zhang to employ her as our CFO, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month and a discretionary bonus based upon our 2010 financial performance.  We are currently in the process of formalizing each of these agreements.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2009.

Compensation of Directors

During the 2008 and 209 fiscal years, no member of our board of directors received any compensation solely for service as a director. Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year we did not have a standing Compensation Committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

Delaware General Corporation Law does not limit the extent to which a company’s articles of association may provide for indemnification of officers and directors, except to the extent any such provision may beheld by the courts of the State of Delaware to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime.  Our articles of association provide for indemnification of our officers and directors for any liability incurred in their capacities as such, except through their own willful negligence or default.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock effective March 29, 2010 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, and named executive officer, and (iii) all of our directors and executive officers as a group. As of March 1, 2010, we had 38,154,340 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o Guangxi Liuzhou Baicaotang Medicine Limited, No. 102 Chengzhan Road, Liuzhou City, Guangxi Province, PRC.

All share ownership figures include shares of our Common Stock and securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of March 29, 2010, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.
Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Xiao Yan Zhang (3)	22,480,000	58.9%

All directors and executive officers as a group (2 persons)	22,480,000	58.9%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Based upon 38,154,340 shares of common stock issued and outstanding.

(3)
Xiao Yan Zhang is a citizen of Hong Kong and our Chief Financial Officer, Secretary and director. Pursuant to an Earn-in Agreement dated December 30, 2009 by and among Ms. Zhang and certain former shareholders of Liuzhou BCT (the “Former Shareholders”), such Former Shareholders have a call right to purchase up to 22,480,000 shares of our common stock  from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2010 and 2011.  For the 2010 and 2011 fiscal years the performance targets for the Company are $26 million and $28 million after tax audited net income, respectively.  If the 2010 performance target is met, the Former Shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right.  If the 2011 performance target is met the Former Shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Former Shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT.  Our Chairman and CEO, Hui Tian Tang, is one of the Former Shareholders and has the right to acquire up to 2,241,193 shares of our common stock under the Earn-In Agreement if both performance targets are met.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

China Baicaotang Medicine Limited

Effective December 23, 2009, the Company entered into lock-up agreements with the original shareholders of Ingenious, consisting of Xiao Yan Zhang, Lei Ying, Chunqi Cao, Bixun Su, Hui Tian Tang, Yik Kwok Wah, and Yik Li Yee, pursuant to which these shareholders will be refrained from selling any of our securities from the date of the Subscription Agreement for twelve (12) months after the earlier of: (i) the effective date of the Registration Statement of which this prospectus is a part; or (ii) the date that the shares of common stock may be sold under Rule 144, without limitation.

Liuzhou BCT

On March 31, 2009, Liuzhou BCT entered into a Shares Pledge Agreement with Property Management, pursuant to which Property Management pledged 100% of its equity interest in BCT Retail to Liuzhou BCT to guarantee a loan of approximately $196,618 (RMB 1,377,000) from Liuzhou BCT.

On January 15, 2009, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $660,150 (RMB 4,500,000), pursuant to which both the Baicaotang Property Development Limited and Wuxuan Baicaotang Medicine Limited pledge part of their land and property to the bank as security interest for the loan.

On February 8, 2007, Mr. Hui Tian Tang entered into a loan agreement with Industrial and Commercial Bank of China Guangxi Branch in the amount of approximately $234,720 (RMB1,600,000), pursuant to which Guangxi Liuzhou BCT Medicine Limited, Guigang Branch pledge part of its assets to the bank as security interest for the loan. Mr. Hui Tang then lent the full amount of the above loan to the Liuzhou BCT for working capital. On December 31, 2008, a mutual agreement was signed between Mr. Tang and Liuzhou BCT, pursuant to which Liuzhou BCT assume the obligation to repay the principal amount and accrued interest from January 1, 2009 onwards.

On February 12, 2007, Jiang You Ru, the director of Liuzhou BCT entered into a loan agreement with Industrial and Commercial Bank of China Guangxi Branch in the amount of approximately $264,060 (RMB1,800,000), pursuant to which Guangxi Liuzhou BCT Medicine Limited, Guigang Branch pledge part of its assets to the bank as security interest for the loan. Mr. Jiang then lent the full amount of the above loan to the Liuzhou BCT for working capital. On December 31, 2008, a mutual agreement was signed between Mr. Tang and Liuzhou BCT, pursuant to which Liuzhou BCT assume the obligation to repay the principal amount and accrued interest from January 1, 2009 onwards.

In addition, we also entered into the following transactions with related parties as follows:

Year ended December 31,
2009
Sales of goods
Liucheng Medicine Limited	$311,759
Guangxi Tianhu Medicine Limited	$271,890
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	$1,273,381
Wuxuan Baicaotang Medicine Limited	$208,475

Hefeng Pharmaceutical

From 2006 to 2009, Mr. Jing Hua Li, the General Manager of Liuzhou Baicaotang, entered into a series of loan agreements with Hefeng Pharmaceutical, pursuant to which Hefeng Pharmaceutical borrowed an aggregate of approximately$586,563 at monthly interests rates ranging from 5.8% to 6.8%. All of the loan agreements have similar terms and provisions.

Liuzhou Retail

On June 18, 2009, Liuzhou Retail entered into a loan agreement with Rurol Credence Cooperation of Guangxi in the amount of approximately $1,613,700 (RMB 11,000,000), pursuant to which Baicaotang Property Development Limited pledge part of its premise to the bank as security interest for the loan

Item 14.	Principal Accounting Fees and Services

Our independent accountants for the audit of our annual financial statements for our fiscal years ended December 31, 2009 and 2008, was PKF, Certified Public Accountants, Hong Kong, China, a member firm of PKF International Limited network of legally independent firms (“PKF Hong Kong”) .  The following table shows the fees paid or accrued by us to PKF Hong Kong.

	2009	2008
Audit Fees	$137,000	$70,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All other fees	$0	$0

Audit Fees were for professional services rendered for the audit of our company’s annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings.

Pre-Approval of Services.

We do not have an audit committee and as a result, our entire board of directors performed the duties of an audit committee. Our board of directors evaluated and approved in advance the scope and cost of the engagement of an auditor before the auditor rendered audit services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this Report:

1.           Financial Statements.

Incorporated by reference from the financial statements and notes thereto that are set forth in Item 8 of this Annual Report on Form 10-K.

2.           Financial Statement Schedules.

No schedules have been filed because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b)           Exhibits.

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Report.

China Baicaotang Medicine Limited
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Income and Comprehensive Income	F-2

Consolidated Balance Sheets	F3 - F4

Consolidated Statements of Cash Flows	F5 - F6

Consolidated Statements of Stockholders’ Equity	F-7

Notes to Consolidated Financial Statements	F8 - F36

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
China Baicaotang Medicine Limited

We have audited the accompanying consolidated balance sheets of China Baicaotang Medicine Limited (the “Company”) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of Income and comprehensive Income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
March 31, 2010

China Baicaotang Medicine Limited
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2009	2008
Revenue
Sales	$136,086,708	$108,991,329
Cost of sales	100,578,769	79,361,987

Gross profit	35,507,939	29,629,342

Operating expenses
Administrative expenses	4,598,800	3,341,605
Research and development expenses	99,688	763,995
Selling expenses	3,865,980	2,122,153

	8,564,468	6,227,753

Income from operations	26,943,471	23,401,589
Interest income	16,100	29,315
Government grants - Note 5	29,320	-
Other income - Note 6	95,345	143,426
Finance costs - Note 7	(1,413,873)	(1,260,290)

Income before income taxes	25,670,363	22,314,040
Income taxes - Note 8	(6,261,798)	(5,656,878)

Net income attributable to China Baicaotang Medicine Limited
common stockholders	$19,408,565	$16,657,162

Other comprehensive income
Foreign currency translation adjustments	57,322	1,142,614

Total comprehensive income	$19,465,887	$17,799,776

Earnings per share: basic and diluted - Note 9	$0.61	$0.52

Weighted average number of shares
outstanding: basic and diluted	32,013,943	31,963,669

See the accompanying notes to consolidated financial statements

China Baicaotang Medicine Limited
Consolidated Balance Sheets
(Stated in US Dollars)

	Year ended December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$13,304,158	$1,265,184
Restricted cash - Note 10	1,155,779	1,228,011
Trade receivables, net - Note 11	35,410,039	20,976,203
Amounts due from related companies - Note 20	4,275,586	4,658,061
Other receivables, prepayments and deposits - Note 12	2,526,398	1,252,527
Inventories - Note 13	8,745,525	6,425,765
Deferred taxes - Note 8	60,164	60,164

Total current assets	65,477,649	35,865,915
Goodwill - Note 14	107,968	107,968
Other intangible assets - Note 14	660,034	786,049
Property, plant and equipment, net - Note 15	12,171,689	12,413,274
Land use rights - Note 16	13,979,753	15,667,168
Deposits for acquisition of property, plant and equipment	-	299,325
Deferred taxes - Note 8	663,699	674,649

TOTAL ASSETS	$93,060,792	$65,814,348

See the accompanying notes to consolidated financial statements

China Baicaotang Medicine Limited
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$19,159,212	$15,007,291
Bills payable - Note 10	2,239,604	1,448,293
Other payables and accrued expenses - Note 17	3,194,612	3,230,577
Amounts due to directors - Note 19	1,008,111	1,270,929
Amounts due to related companies - Note 20	128,579	126,440
Income tax payable	562,603	954,666
Secured bank loans - Note 21	7,136,069	10,291,005
Other loans - Note 22	2,361,258	2,432,139
Retirement benefit costs - Note 5	59,158	89,016
Total current liabilities	35,849,206	34,850,356

Secured long-term bank loans - Note 21	3,631,957	2,200,500
Retirement benefit costs - Note 5	201,320	180,426

TOTAL LIABILITIES	39,682,483	37,231,282

COMMITMENTS AND CONTINGENCIES - Note 23

STOCKHOLDERS’ EQUITY
Common stock: par value $0.001 per share
Authorized 100,000,000 shares in 2009 and 2008; 37,089,370 shares issued and
outstanding as of December 31, 2009 and 32,000,000 shares issued and outstanding as of December 31, 2008 - Note 24	37,089	32,000
Additional paid-in capital - Note 24	14,920,899	9,596,632
Statutory and surplus reserves - Note 25	2,605,901	1,431,174
Accumulated other comprehensive income	2,110,270	2,052,948
Retained earnings	33,704,150	15,470,312

TOTAL STOCKHOLDERS’ EQUITY	53,378,309	28,583,066

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,060,792	$65,814,348

See the accompanying notes to consolidated financial statements

China Baicaotang Medicine Limited
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2009	2008

Cash flows from operating activities
Net income attributable to China Baicaotang Medicine Limited
common stockholders	$19,408,565	$16,657,162
Adjustments to reconcile net income to net
cash provided by operating activities :-
Depreciation	598,276	632,900
Amortization of other intangible assets	118,565	200,227
Amortization of land use rights	313,533	334,206
Deferred taxes	10,943	(52,835)
Gain on disposal of land use rights	(17,814)	-
Recovery of doubtful debts	-	(84,091)
Written off of other receivables	174,524	-
Changes in operating assets and liabilities :-
Trade receivables	(14,423,654)	(9,394,900)
Other receivables, prepayments and deposits	(1,447,184)	199,870
Amounts due to (from) related companies	(1,020,253)	324,261
Inventories	(2,318,179)	3,003,812
Trade payables	4,149,091	192,095
Bills payable	790,772	(180,766)
Other payables and accrued expenses	(35,940)	(442,348)
Retirement benefit costs	(8,959)	680
Income tax payable	(391,796)	344,490

Net cash flows provided by operating activities	5,900,490	11,734,763

Cash flows from investing activities
Payments to acquire and for deposits for
acquisition of property, plant and equipment
and land use rights	(71,328)	(721,910)
Net cash received from the RTO	22,694	-
Cash received from disposal of land use rights	1,391,588	-
Cash received from acquisition of Hefeng - Note 4	-	631,818
Advanced to related companies	(1,689,557)	(741,043)

Net cash flows used in investing activities	$(346,603)	$(831,135)

See the accompanying notes to consolidated financial statements

China Baicaotang Medicine Limited
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2009	2008

Cash flows from financing activities
Advance from related companies	$3,094,189	$72,368
Restricted cash	72,183	(250,089)
Repayments to directors	(262,639)	(1,016,329)
Dividend paid to former stockholders of Baicaotang Medicine	-	(6,940,000)
Proceeds from bank loans	9,587,885	10,688,723
Repayment of bank loans	(11,310,190)	(11,229,285)
Cash received from private placement	5,306,662	-
Proceeds from other loans	590,945	1,317,891
Repayment of other loans	(661,777)	(2,642,631)
Proceeds from issue of common stock by Baicaotang Medicine	-	17,569

Net cash flows provided by (used in) financing activities	6,417,258	(9,981,783)

Effect of foreign currency translation on cash
and cash equivalents	67,829	(176,397)

Net increase in cash and cash equivalents	12,038,974	745,448

Cash and cash equivalents - beginning of year	1,265,184	519,736

Cash and cash equivalents - end of year	$13,304,158	$1,265,184

Supplemental disclosures for cash flow information :-
Cash paid for
- Interest	$1,291,082	$1,227,364
- Income taxes	$6,642,573	$5,365,222
Non-cash investing activity
Acquisition of Hefeng in form of non-cash
contribution - Note 4	$-	$4,982,223

See the accompanying notes to consolidated financial statements

China Baicaotang Medicine Limited
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

				Statutory	Accumulated
			Additional	and surplus	other
	Common stock		paid-in	reserves	comprehensive	Retained
	No. of shares	Amount	capital	(Note 25)	income	earnings	Total

Balance, January 1, 2008	26,419,200	$26,419	$4,602,421	$329,562	$910,334	$6,854,762	$12,723,498
Net income	-	-	-	-	-	16,657,162	16,657,162
Foreign currency translation adjustments	-	-	-	-	1,142,614	-	1,142,614
Acquisition of Hefeng – Note 3 and 4	4,300,800	4,301	4,977,922	-	-	-	4,982,223
Increase in paid up capital of Baicaotang
medicine in form of cash consideration
before the Reorganization as stated in
Note 2	1,280,000	1,280	16,289	-	-	-	17,569
Appropriation to reserves	-	-	-	1,101,612	-	(1,101,612)	-
Dividend – Note 18	-	-	-	-	-	(6,940,000)	(6,940,000)

Balance, December 31, 2008	32,000,000	32,000	9,596,632	1,431,174	2,052,948	15,470,312	28,583,066
Net income	-	-	-	-	-	19,408,565	19,408,565
Foreign currency translation adjustments	-	-	-	-	57,322	-	57,322
Appropriation to reserves	-	-	-	1,174,727	-	(1,174,727)	-
Recapitalization	2,600,000	2,600	20,094	-	-	-	22,694
Private placement – Note 24(b)	2,489,370	2,489	5,304,173	-	-	-	5,306,662

Balance, December 31, 2009	37,089,370	$37,089	$14,920,899	$2,605,901	$2,110,270	$33,704,150	$53,378,309

See the accompanying notes to consolidated financial statements

1.	Corporate information

(i)
China Baicaotang Medicine Limited (the “Company”), formerly known as Purden Lake Resource Corp. which changed its name on December 24, 2009, was incorporated in the State of Delaware on November 30, 2006 as a limited liability company with authorized capital stock consists of 100,000,000 shares of Common Stock, par value $0.001. Prior to the completion of reverse takeover transaction (“RTO”) on December 30, 2009 as mentioned in Note 2 (iv), the Company was a development stage company for acquisition, exploration and development of natural resource properties. Following the completion of RTO on December 30, 2009, the Company commenced to be engaged in distribution, retail and production of drugs in the People’s Republic of China (the “PRC”).

(ii)
Ingenious Paragon Global Limited (“Ingenious”) was incorporated in the British Virgin Islands (the “BVI”) on May 29, 2008 as a limited liability company with authorized, issued and paid up capital of $50,000, divided into 50,000 common shares of $1 par value each.  Prior to the completion of RTO on December 30, 2009, the 50,000 common shares were held by Xiao Yan Zhang, the Chief Financial Officer of the Company and its directors were Hui Tian Tang, Jing Hua Li, JYou Ru Jiang, Chun Lin Liu, Wen De Wei and Bang Fu wang.  The principal activity of Ingenious is investment holding.

(iii)
Forever Well Asia Pacific Ltd. (“Forever Well”) was incorporated in Hong Kong on January 10, 2008 as a limited liability company with authorized, issued and paid up capital of HK$10,000, divided into 10,000 common shares of HK$1 par value each.  The principal activity of Forever Well is investment holding.  Before the acquisition by Ingenious as stated in Note 2(ii), the 10,000 common shares were held by Ping Ki Yueand its directors were Zhi Wen Zheng and Han Xin Hong.

(iv)
Baicaotang Medicine Ltd. (“Baicaotang Medicine”) was established on April 3, 1986 in the PRC as a State-Owned Enterprise.  On June 20, 2001, Baicaotang Medicine was transformed into a joint stock enterprise through management buyout by certain of its management and employees. On December 29, 2007, Baicaotang Medicine was transformed into a limited company.  Baicaotang Medicine is engaged in the distribution of drugs in the PRC.  Before the acquisition by Forever Well as stated in Note 2(iii), the registered and paid up capital was RMB10,000,000 which were held as to 23.83% by Hui Tian Tang, 13.44% by Jing Hua Li, 10.81% by Wen De Wei, 6.81% by You Ru Jiang, 6.81% by Chun Lin Liu and 6.81% by Bang Fu Wang, who are also the directors of  Ingenious and Baicaotang Medicine. The remaining 31.49% were held by nine stockholders, who are the employees of Baicaotang Medicine.

(v)
Guangxi Lizhou Baicaotang Medicine (Retail Chain) Ltd. (“Baicaotang Retail”) is a wholly owned subsidiary of Baicaotang Medicine and was established on October 30, 2001 with registered and paid up capital of RMB300,000.  Baicaotang Retail is engaged in the retail of drugs in the PRC.

1.	Corporate information (Cont’d)

(vi)
Guangxi Hefeng Pharmaceutical Co Ltd. (“Hefeng”) was established on September 18, 2000 with registered and paid up capital of RMB5,000,000.  Hefeng is engaged in the production and sale of drugs for healing of hepatitis, cough, parkinson’s disease in the PRC.  On December 31, 2007, Baicaotang Medicine entered into an agreement with  Jing Hua Li to acquire his entire interest in Hefeng at a consideration of RMB36,340,064 (equivalent to $4,982,223) which was satisfied by issuance of 13.44% shares of Baicaotang Medicine.  The acquisition was completed on January 2, 2008, which is the date Baicaotang Medicine obtained the control over Hefeng by appointing directors into the board of directors of Hefeng.

2.	Reorganization

To rationalize the group structure, the Company, Ingenious, Forever Well, Baicaotang Medicine and Baicaotang Retail reorganized their group structure (the “Reorganization”) as follows :-

(i)
Due to certain regulatory restrictions on a wholly owned foreign enterprise or its wholly owned subsidiary to hold over 50% equity interest in any PRC company which operates more than 30 drug stores in the PRC (the “Drug Stores Restrictions”), Baicaotang Medicine sold its 51% equity interest in Baicaotang Retail to Liuzhou Baicaotang Property Management Company Ltd. (“Baicaotang Property”), of which the directors of Ingenious are the controlling stockholders of Baicaotang Property, at a consideration of RMB153,000 on April 1, 2008.  Afterwards, Baicaotang Property pledged its 51% equity interest in Baicaotang Retail to Baicaotang Medicine to secure a loan, amounted to RMB153,000, granted by Baicaotang Medicine to Baicaotang Property up to December 31, 2015 for the acquisition of 51% equity interest in Baicaotang Retail.  According to Repurchase Agreement dated July 31, 2008, Baicaotang Medicine was entitled a preemptive right to repurchase the 51% equity interest in Baicaotang Retail from Baicaotang Property up to the earlier of December 31, 2017 or the removal of the Drug Stores Restrictions.  Before the execution of the preemptive right by Baicaotang Medicine, the rights and obligations as a stockholder of the 51% equity interest in Baicaotang Retail are still vested in Baicaotang Medicine and the appointment of the board of directors and management is controlled by Baicaotang Medicine.

(ii)	On June 30, 2008, the Ingenious acquired entire equity interest in Forever Well at a cash consideration of HK$10,000, which is the issued and fully paid up capital of Forever Well.

(iii)
On March 28, 2008, Forever Well entered into an agreement with the stockholders of Baicaotang Medicine to acquire their entire equity interest in Baicaotang Medicine at a cash consideration of RMB10,000,000, which is the registered and fully paid up capital of Baicaotang Medicine.  The acquisition was completed on August 4, 2008.

2.	Reorganization (Cont’d)

(iv)
On December 23, 2009, the Company entered into a Share Exchange Agreement with the shareholders of Ingenious to acquire their 100% of the issued and outstanding common shares in Ingenious by issuance of 32,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Exchange Transaction”).

Following the completion of the Exchange Transaction on December 30, 2009, 2,900,000 shares of the Company’s common stock of $0.001 each, which are held by a Company’s shareholder, Lisa Lopomo, were cancelled on December 30, 2009.

The Exchange Transaction, which was completed on December 30, 2009, constituted a RTO and thereafter Ingenious became a wholly owned subsidiary of the Company.

(v)
On December 23, 2009, Zhang Xiao Yan entered into an Earn-in Agreement with the former stockholders of Baicaotang Medicine of which the former stockholders of Baicaotang Medicine are given the rights to acquire 22,480,000 common shares (Earn-in Shares) of the Company at $300,000 based on their former respective equity interest in Baicaotang immediate before the acquisition by Forever Well as stated in Note 2 (iii) provided that the Company meets the profit targets, representing audited net income after tax of $26 million for the year of 2010 and $28 million for the year of 2011. The former stockholders are allowed to acquire 50% and 50% of Earn-in Shares upon the profit targets have been met for the years of 2010 and 2011 respectively.

3.	Basis of presentation

Except for Hefeng, accounting for recapitalization is adopted for the preparation of consolidated financial statements to present the combined results of operations and financial position of the Company, Ingenious, Forever Well, Baicaotang Medicine and Baicaotang Retail as if the current group structure, which means that Ingenious, Forever Well, Baicaotang Medicine and Baicaotang Retail are wholly owned subsidiaries of the Company, had been in existence at the beginning of the reporting period.  The 13.44% equity interest of Baicaotang Medicine transferred for the acquisition of Hefeng as stated in Note 1 (vi) was accounted for as 13.44% of issued 32,000,000 common stock of the Company, amounted to $4,301 with $4,977,922 recorded in additional paid in capital during the year ended December 31, 2008.  Purchase accounting was adopted to reflect the post-acquisition results of Hefeng, which was acquired by Baicaotang Medicine on January 2, 2008, in these consolidated financial statements of the Company.

4.	Acquisition

On December 31, 2007, in order to diversify its business activities, Baicaotang Medicine entered into an agreement with Li Jing Hua to acquire his entire interest in Hefeng at a consideration of RMB36,340,064 (equivalent to $4,982,223) which was satisfied by issuance of 13.44% shares of Baicaotang Medicine.  The acquisition was completed on January 2, 2008.

The following table summarizes the allocation of the purchase price reflecting the amounts assigned to Hefeng’s each major class of assets acquired and liabilities assumed at the date of acquisition :-

January 2,
2008

Current assets	$3,601,575
Property, plant and equipment, net	4,696,303
Land use right	1,695,927
Goodwill	107,968
Intangible assets	925,044
Deferred tax assets	136,735
Current liabilities	(3,439,329)
Long-term bank loan	(2,742,000)

Net assets acquired	$4,982,223

Satisfied by :-

The fair value of 13.44% equity interest in Baicaotang Medicine	$4,982,223

Net cash received from the acquisition of Hefeng	$631,818

As of December 31, 2008, the consolidated balance sheet includes a goodwill identified upon the acquisition of 100% equity interest in Hefeng amounting to $107,968 which represents the excess of the purchase price representing the fair value of 13.44% equity of the Baicaotang Medicine over the attributable share of fair value of acquired identifiable net assets of Hefeng of $4.87 million at the time of acquisition on January 2, 2008.

The Company with advice from an independent appraiser, has identified all assets acquired (including intangible assets which meets either the separability criterion or the contractual-legal criterion in accordance with ASC 805 as of the date of acquisition with a conclusion that certain significant identifiable intangible assets inclusive of trademark, product licences and customers contracts was identified and recognized.

4.	Acquisition

The following unaudited pro forma financial information presents the combined results of operations of the Company with the operations of Hefeng as if the acquisition had occurred as of the beginning of fiscal year 2007 :-
	(Pro Forma)
	Year ended December 31,
	2008	2007

Revenue	$108,991,329	$70,522,398
Net income	$16,657,162	$8,275,088
Earnings per share : basic and diluted	$0.52	$0.27

This unaudited pro forma financial information is presented for informational purposes only.  The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations had the Company owned and operated this business as of the beginning of the period presented.

5.	Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of the Company, Ingenious, Forever Well, Baicaotang Medicine, Baicaotang Retail and Hefeng.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories and the estimation on useful lives of property, plant and equipment and intangible assets.  Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and amounts due from related companies.  As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the years ended December 31, 2009 and 2008, no customers were identified with who accounted for 10% or more of the Company’s consolidated sales and no customers asset for or constituted 10% or more of the Company’s trade receivables.

5.	Summary of significant accounting policies (cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2009, the cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States Dollars were placed with banks in the PRC and Hong Kong. For those denominated in RMB, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in HK dollars.

Restricted Cash

Deposits in banks pledged as securities for bills payable (Note 10) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting years, the management establishes the general provisioning policy to make allowance equivalent to 40% of gross amount of trade receivables due between six months and one year and 100% of gross amount of accounts receivable due over 1 year.  Additional specific provision is made against trade receivables whenever they are considered to be doubtful.

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss.  This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

5.	Summary of significant accounting policies (cont’d)

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Company’s reserve requirements generally increase with its projected demand requirements; decrease due to market conditions, product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.  Inventory quantities and expiry dates are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the expiry dates and the Company’s forecast of future demand and market conditions.

No provision for excess or obsolete inventory was made for the years ended December 31, 2009 and 2008.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives.  The principal depreciation rates are as follows :-

	Annual rate	Residual value

Buildings	2.54% - 9.84%	Nil - 2%
Plant and machinery	7% - 18.4%	Nil - 10%
Motor vehicles	6% -18.4%	10%
Furniture, fixtures and equipment	6% -18.4%	10%

Construction in progress mainly represents expenditures in respect of the construction of a new production line and improving the manufacturing process.  All direct costs relating to the new production line and improving the manufacturing process are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

5.	Summary of significant accounting policies (cont’d)

Goodwill and intangible assets

The Company applies the provisions of ASC 805, “Goodwill and Intangible Assets” (“ASC 805”). Under ASC 805, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually.

Goodwill with infinite useful life are stated at cost less accumulated impairment.  The Company completed the annual impairment tests as of December 31, 2009.

Pharmaceutical licences, customer contracts, trademarks, know-how and patents are stated at cost less accumulated amortization. Amortization is provided on a straight-line over their useful lives as follows :-

Pharmaceutical licences	10 years
Customer contracts, trademarks, know-how and patents	1-3 years

Land use right

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the lease of 40 to 70 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously SFAS No. 144).  The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Government grants

Receipts of government grants to encourage research and development activities, which are non-refundable, are credited to deferred income upon receipt.  Government grants are used for purchases of property, plant and equipment, to subsidize the research and development expenses incurred, for compensation expenses already incurred or for good performance of the Company.

Grants applicable to purchase of property, plant and equipment are amortized over the life of the depreciable assets.  For research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.  Government grants received as compensation for expenses already incurred in the prior period or for good performance of the Company are recognized as income in the period they become recognizable.

During the year ended December 31, 2009, the Company received government grants of $29,320 for good performance. The Company recognized this amount as income for the year.  No government grant was received and recognized as income for the year ended December 31, 2008.

5.	Summary of significant accounting policies (cont’d)

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers, the sales price is fixed or determinable and collection is reasonably assured.

Advertising, research and development expenses

Advertising and research and development expenses are charged to expense as incurred.

Advertising expenses amounting to $123,195 and $158,997 for the year ended December 31, 2009 and 2008 are included in selling expenses.

Research and development expenses consist primarily of remuneration for research and development staff and material costs for research and development.

Research and development expenses amounting to $99,688 and $763,995 for the year ended December 31, 2009 and 2008 are included in operating expenses.

Retirement benefit costs

Baicaotang Medicine adopted a retirement scheme to provide for eligible staff employed prior to April 23, 2002.  The eligible staff are entitled to receive certain amounts based on their years of service in Baicaotang Medicine up to April 23, 2002, upon their termination of employment relationship with the Company or retirement.  The obligation of retirement benefit costs is recorded at the present value of the cost expected to settle the obligation and is recognised when the retirement scheme has been approved.  The staff employed after April 23, 2002 is not entitled to this retirement scheme.

As of December 31, 2009, the discount rate of 7.14%, which represented Baicaotang ’s weighted average borrowing rate of Renminbi loans in the PRC, was adopted to calculate the present value of retirement benefits cost.

5.	Summary of significant accounting policies (cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 "Income Taxes” (previously SFAS No. 109).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Dividends

Dividends are recorded in Company’s financial statements in the period in which they are declared.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2009, 2008 and 2007 were RMB1 for $0.1467, $0.1467 and $0.1371 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

5.	Summary of significant accounting policies (cont’d)

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260, “Earnings Per Share” (previously SFAS No. 128).  Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods.  At December 31, 2009, the Company had outstanding warrants exercisable into shares of common stock.

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards ("SFAS") No. 157) on January 1, 2008.  The adoption of ASC 820 did not materially impact the Company's financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.  The carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

5.	Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements (cont’d)

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The adoption of this amended topic has no material impact on the Company’s financial statements.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in amended Topic ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). Amended topic ASC 805 amends the requirements for the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired in evaluating the impact. The adoption of this amended topic has no material impact on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”.) The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

5.	Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements (cont’d)

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165). The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

5.           Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements (cont’d)

Consolidation of Variable Interest Entities – Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 became effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

6.	Other income

	Year ended December 31,
	2009	2008

Rental income	$69,086	$86,008
Sales of raw material	209	36,270
Other operating income	26,050	21,148

	$95,345	$143,426

7.	Finance costs

	Year ended December 31,
	2009	2008

Bank loans interest	$1,007,423	$1,171,373
Other loans interest	257,111	58,296
Imputed interest on retirement benefit costs	20,349	22,594
Bank charges	92,969	4,482
Discounting charges	35,994	-
Others	27	3,545

	$1,413,873	$1,260,290

8.	Income taxes

United States

China Baicaotang Medicine Limited is subject to the United States of America Tax law at tax rate of 34%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Ingenious was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Forever Well is subject to the Hong Kong Profits tax at tax rate of 16.5% (2008: 16.5%).  No provision for the Hong Kong Profits tax has been made as the Company had no taxable income in this jurisdiction since its incorporation.

8.	Income taxes (cont’d)

PRC

Corporate income tax (“CIT”) to Baicaotang Medicine and Baicaotang Retail, was charged at 33%, of which 30% is for national tax and 3% is for local tax, of the assessable profits before 2008.  The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there is a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five-year period beginning on the effective date of the CIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law. Accordingly, Baicaotang Medicine and Baicaotang Retail was subject to tax rate of 25% starting from fiscal year 2008.

In accordance with the Circular of the State Council on Policies and Measures Pertaining to the Development of the Western Region (“DOWR”), the companies are entitled to preferential rate of 15% if it is engaged in the projects listed in Guiding Catalogue and the revenue derived from it account for the amount over 70% of total revenue.  As Hefeng met this DOWR requirement, it was approved by the tax authority and was granted a preferential tax rate of 15% for fiscal years 2003 to 2010. From fiscal year 2011, Hefeng will be subject to CIT at rate of 25% under the new tax law.

The components of the provision (benefit) for income taxes are :-

	Year ended December 31,
	2009	2008

Current taxes - PRC	$6,250,855	$5,709,713
Deferred taxes - PRC	10,943	(52,835)

	$6,261,798	$5,656,878

8.	Income taxes (cont’d)

The effective income tax expenses differs from the PRC statutory income tax rate of 25% for the year ended December 31, 2009 and 2008 in the PRC as follows :-

	Year ended December 31,
	2009	2008

Provision for income taxes at PRC
statutory income tax rate	$6,417,591	$5,578,510
Non-deductible items for tax	229,848	216,461
Decrease in deferred tax assets resulting
from a reduction of PRC statutory
income tax rate from 33% to 25%	-	127,379
Under provision in prior year	122	-
Tax holiday	(338,135)	(260,751)
Others	(47,628)	(4,721)

	$6,261,798	$5,656,878

During the year ended December 31, 2009, the amount of benefit from tax holiday was $338,135 (2008: $260,751) and the effect on earnings per share was $0.01 (2008: $0.01).

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted this ASC 740-10-25 on January 1, 2007.  Under the new CIT Law effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends in the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant.  The management evaluated the Company’s overall tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

Deferred tax assets/(liabilities) as of December 31, 2009 and 2008 are composed of the followings :-

	As of December 31,
	2009	2008
The PRC
Current deferred tax assets :-
Allowance for doubtful debts	$60,164	$60,164

Non current deferred tax assets
(liabilities) :-
Depreciation of property, plant
and equipment	$1,860,796	$1,952,809
Amortization of land use right	(1,380,844)	(1,446,503)
Amortization of intangible assets	183,747	168,343

	$663,699	$674,649

9.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. 1,493,305 anti-dilutive warrants were excluded from the calculation of earnings per share for year of 2009. Accordingly, the basic and diluted earnings per share are the same.

The per share data reflects the reorganization of stockholders’ equity as if the Reorganization occurred as of the beginning of the first period presented.

10.	Restricted cash and bills payable

	As of December 31,
	2009	2008

Bank deposits held as collateral for bills
payable	$1,155,779	$1,228,011

The Company is requested by certain of its suppliers to settle by issuance of bills for which the banks add their undertakings to guarantee their settlement at maturity. These bills are interest free with maturity of three to six months from date of issuance. As security for the banks undertakings, the Company is required to deposit with such banks equal to 50% to 100% of the bills amount at the time of issuance and pay bank charges.  These deposits will be used to settle the bills at maturity.

11.	Trade receivables, net

	As of December 31,
	2009	2008

Trade receivables	$35,554,436	$21,120,600
Less : allowance for doubtful accounts	(144,397)	(144,397)

Net	$35,410,039	$20,976,203

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows :-

	As of December 31,
	2009	2008

Balance at beginning of year	$144,397	$215,225
Recovery of doubtful debts	-	(84,091)
Translation adjustments	-	13,263

Balance at end of year	$144,397	$144,397

No trade receivables (2008: US$1,606,516) were pledged as collateral under certain loan agreements as of December 31, 2009.

12.	Other receivables, prepayments and deposits

	As of December 31,
	2009	2008

Advances to staff	$432,700	$210,322
Prepayments	1,365,600	959,289
Other receivables	728,098	82,916

	$2,526,398	$1,252,527

13.	Inventories

	As of December 31,
	2009	2008

Raw materials	$722,109	$509,394
Work-in-progress	148,954	119,680
Finished goods	7,874,462	5,796,691

	$8,745,525	$6,425,765

14.	Goodwill and other Intangible assets

	As of December 31,
	2009	2008

Goodwill
Acquisition of Hefeng - Note 14(a)	$107,968	$107,968

Other intangible assets

Pharmaceutical licences	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, know-how and patents	99,892	99,892

	989,818	989,818
Accumulated amortization	(329,784)	(203,769)

Net	$660,034	$786,049

14.	Goodwill and other Intangible assets (cont’d)

Notes :-

(a)	The amount represents goodwill identified upon acquisition of Hefeng as stated in Note 4.

During the years ended December 31, 2009 and 2008 amortization charge was $118,565 and $200,227 respectively.

The estimated aggregate amortization expenses for other intangible assets for the five succeeding years is as follows :-

Year

2010	$113,217
2011	79,920
2012	79,920
2013	79,920
2014	79,920

$432,897

15.	Property, plant and equipment, net

	As of December 31,
	2009	2008
Costs :-
Buildings	$12,331,575	$12,091,574
Plant and machinery	1,291,734	1,278,098
Furniture, fixtures and equipment	374,615	348,437
Motor vehicles	367,132	334,466

	14,365,056	14,052,575
Accumulated depreciation	(2,544,420)	(1,932,154)

	11,820,636	12,120,421
Construction in progress	351,053	292,853

Net	$12,171,689	$12,413,274

(a)	An analysis of buildings, plant and machinery pledged to banks for banking loans (Note 21(d)(i)) is as follows :-

	As of December 31,
	2009	2008
Costs :-
Buildings	$7,409,774	$10,782,432
Furniture, fixtures and equipment	-	929,092

	7,409,774	11,711,524
Accumulated depreciation	(1,290,533)	(1,289,333)

Net	$6,119,241	$10,422,191

15.	Property, plant and equipment, net (cont’d)

(b)	During the reporting periods, depreciation is included in :-

	Year ended December 31,
	2009	2008

Cost of sales and overheads of
inventories	$157,256	$152,816
Selling expenses	1,198	4,701
Administrative expenses	439,822	475,383

	$598,276	$632,900

(c)	Construction in progress

Construction in progress mainly represents expenditures in respect of the construction of a new production line and improving the manufacturing process.

16.	Land use rights

	As of December 31,
	2009	2008

Land use rights	$16,039,294	$17,445,819
Accumulated amortization	(2,059,541)	(1,778,651)

Net	$13,979,753	$15,667,168

The Company has obtained land use rights from the relevant PRC land authority for a period of 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of December 31, 2009, and 2008, land use rights with carrying amount of $6,205,140 and $7,788,781 respectively were pledged to a bank for the bank loans granted to the Company (Note 21(d)(ii)).

During the years ended December 31, 2009 and 2008, amortization amounted to $313,533 and $334,206 respectively.

During the year ended December 31, 2009, land use right with carrying amounts of $1,373,773 were disposed of at considerations, net direct costs, of $1,391,587 resulting in gain of $17,814.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows :-

Year

2010	$312,705
2011	312,705
2012	312,705
2013	312,705
2014	312,705

$1,563,525

17.	Other payables and accrued expenses

	As of December 31,
	2009	2008

Accrued audit fee	$102,000	$160,000
Other accrued expenses	217,256	572,684
Deposits received	995,387	819,908
Accrued interest expenses	16,339	36,264
Accrued staff costs - Note 17(a)	1,046,820	772,067
VAT and other tax payables	471,690	407,034
Temporary receipt	-	146,700
Other payables	345,120	315,920

	$3,194,612	$3,230,577

Notes :-

a)
The amount included accrued salaries and wages, staff welfare and accrued social insurance to the PRC municipal and provincial governments which cover pensions, unemployment and medical insurances and staff housing fund.

18.	Dividends

Dividends of $Nil and $6,940,000 declared during the years ended December 31, 2009 and 2008 respectively were made by Baicaotang Medicine to its former stockholders in proportion to the percentage of their holdings of paid up capital.

19.	Amounts due to directors

The amounts are unsecured and repayable on demand. Except for the amounts of $836,084 (2008:$744,817) as of December 31, 2009 which were interest bearing at fixed rates ranging from 3.2% to 8.16% (2008:3.2%) per annum, the remaining balances are interest-free.

20.	Amounts due from/to related companies

The related companies are controlled by certain Company’s directors collectively inclusive of Hui Tian Tang. These amounts are interest-free, unsecured and repayable on demand.

21.	Secured bank loans

	As of December 31,
	2009	2008

Short-term loans - Note 21(a)	$7,070,940	$8,935,497
Current maturities of long-term bank loan	65,129	1,355,508

	$7,136,069	$10,291,005

Long-term bank loans - Note 21(b)	$3,697,086	$3,556,008
Less: current maturities	(65,129)	(1,355,508)

	$3,631,957	$2,200,500

(a)	The weighted average interest rates for short-term loans as of December 31, 2009 and 2008 were 7.14% and 10.96% per annum respectively.

(b)
Except for loans of $3,726,180 as of December 31, 2009 which were interest bearing at fixed rates ranging from 6.138% to 9.855% per annum, the remaining balances as of December 31, 2009 were interest bearing at variable rates ranging from HIBOR plus 5.841% to HIBOR plus 7.02% per annum respectively.

(c)	As of December 31, 2009, the Company’s banking facilities were composed of the following :-

		Amount
Facilities granted	Granted	Utilized	Unused

Secured bank loans	$10,768,026	$10,768,026	$-

(d)	As of December 31,2009, The above bank loans were secured by the following :-

(i)	Property, plant and equipment with carrying value of $6,119,241 (Note 15);

(ii)	Land use rights with carrying value of $6,205,140 (Note 16);

(iii)	Buildings and land use right owned by a related company which is controlled by certain of the Company's directors.

21.	Secured bank loans (cont’d)

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

The aggregate maturities of long-term bank loans as of December 31, 2009 are as follows:

Fiscal years ending on December 31,

Year

2010	$65,129
2011	1,757,354
2012	1,689,590
2013 and afterward	185,013

$3,697,086

22.	Other loans
	As of December 31,
	2009	2008
Interest bearing
- staff - Note 22(a)	$377,067	$638,145
- third parties - Note 22(a)	1,544,091	1,793,994

	1,921,158	2,432,139
Non interest bearing
- third parties	440,100	-

	$2,361,258	$2,432,139

(a)	Interest bearing at a fixed rate of 0.2667% to 0.6% per month.

(b)	All the other loans are unsecured and repayable on demand.

23.	Commitments and contingencies

a.	Capital commitment

As of December 31, 2009, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

b.	Operating lease commitments

As of December 31, 2009, the Company had non-cancelable operating leases for its retail shops and future minimum lease payment to be paid are as follows:-

Year

2010	$253,495
2011	223,273
2012	163,491
2013 and afterward	66,644

$706,903

The rental expense relating to the operating leases was $309,833 and $229,013 for the years ended December 31, 2009 and 2008 respectively.

c.	Operating lease arrangement

As of December 31, 2009, the Company leases its retail shops in PRC under an operating lease arrangement until 2010. Future minimum lease payments to be received under non-cancelable operating lease are as follows:-

	As of December 31,
	2009	2008

Within one year	$11,903	$8,950

24.	Common stock and additional paid-in capital

			Additional
	Number of		paid-in
	shares	Amount	capital

Balance, December 31, 2008	32,000,000	$32,000	$9,596,632
Recapitalization - Note 24(d)	2,600,000	2,600	20,094
Private placement - Note 24(b)	2,489,370	2,489	5,304,173

Balance, December 31, 2009	37,089,370	$37,089	$14,920,899

(a)
On December 30, 2009, the Company issued 32,000,000 shares of common stock at par value $0.001 each to the shareholders of Ingenious in exchange for their 100% issued and outstanding common stock in Ingenious.

(b)
On December 30, 2009, the Company completed a private placement for of 2,489,370 shares of common stock and warrants to purchase up to 1,244,368 shares of common stock at an exercise price per share of $3.81 per share for gross proceed of $6,322,952 with related issuance expenses of $1,016,290. In connection with the private placement, warrants to purchase up to 248,937 shares of common stock at an exercise price of $3.05 per shares were issued to Co-Placement Agent.

(c)	On December 30, 2009, 2,900,000 shares of the Company’s common stock, which were held by a Company’s shareholder, Lisa Lopomo, were cancelled.

(d)	The Company’s issued and outstanding 2,600,000 shares of common stock prior to the RTO were accounted for as $22,694, the net book value at the time of RTO.

25.	Statutory surplus reserves

Under PRC regulations, Baicaotang Medicine, Baicaotang Retail and Hefeng may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

26.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% to employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $734,379 and $498,598 for the year ended December 31, 2009 and 2008, respectively.

27.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of wholesales, retail and manufacturing sectors and operating results of the Company and, as such, the Company has determined that the Company has three operating segments as defined by ASC 280, “Segments Reporting” (previously SFAS 131)”: wholesales, retail and manufacturing.

	Wholesale		Retail		Manufacturing		Eliminations		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$97,137,585	$72,806,899	$31,222,577	$28,592,852	$7,726,546	$7,591,578	$-	$-	$136,086,708	$108,991,329
Revenue from intersegment	21,729,943	21,470,183	-	-	762,280	185,833	(22,492,223)	(21,656,016)	-	-
Interest income	15,116	25,386	984	3,332	-	597	-	-	16,100	29,315
Interest expenses	902,642	945,838	37,826	14,767	344,415	291,658	-	-	1,284,883	1,252,263
Amortization	274,765	298,131	-	-	157,333	236,302	-	-	432,098	534,433
Depreciation	180,492	225,139	3,498	3,394	414,286	404,367	-	-	598,276	632,900
Segment profit	15,187,570	13,992,806	7,198,703	5,938,155	3,472,102	2,426,031	-	-	25,858,375	22,356,992
Segment assets	68,252,951	51,226,243	9,184,032	1,984,571	10,319,034	12,586,520	-	-	87,756,017	65,797,334
Expenditure for segment assets	$50,539	$149,081	$7,502	$5,674	$275,623	$567,155	$-	$-	$333,664	$721,910

27.	Segment information (cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2009	2008

Total consolidated revenue	$136,086,708	$108,991,329

Total profit for reportable segments	$25,858,375	$22,356,992
Unallocated amounts relating to
relating to operations:
Finance costs	(2,791)	(2,952)
Other general expenses	(185,221)	(40,000)

Income before income taxes	$25,670,363	$22,314,040

	Year ended December 31,
	2009	2008
Assets

Total assets for reportable segments	$87,756,017	$65,797,334
Cash and cash equivalents	5,078,973	16,671
Other receivables	225,802	343

	$93,060,792	$65,814,348

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

28.	Related party transactions

Apart from the transactions as disclosed elsewhere in these consolidated financial statements, the Company has entered into following transactions with its related parties :-

(i)	Sales to related companies of which certain Company's directors have controlling interests.

	Name of related companies	Year ended December 31,
		2009	2008

	Liucheng Medicine Company	$311,759	$438,371
	Guangxi Tianhu Medicine Limited	$271,890	$821,449
	Wuxuan Baicaotang Medicine Limited	$208,475	$487,781
	Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	$1,273,381	$1,262,429

(ii)	During the year of 2008, Baicaotang Medicine declared dividends of $6,940,000 to the former stockholders of Baicaotang Medicine.

29.	Subsequent event

The Company has evaluated its activities subsequent to December 31, 2009 and has concluded that, except for the transaction described below, no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

On February 1, 2010, the Company completed a private placement of 1,029,970 shares of common stock and warrants to purchase up to 514,933 shares of common stock at an exercise price of $3.81 per share for gross proceeds of $2,616,108. In connection with the private placement, warrants to purchase up to 102,997 shares of common stock at an exercise price of $3.05 were issued to Co-Placement Agent on a cash or cashless basis.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2010.

CHINA BAICAOTANG MEDICINE LIMITED

/s/ Hui Tian Tang
By: Hui Tian Tang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Amended Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/ s/ Hui Tian Tang	March 31, 2010
Hui Tian Tang Chief Executive Officer and Director (principal executive officer)

/s/ Xia Yang Zhang	March 31, 2010
Xiao Yang Zhang Chief Financial Officer and Director (principal financial officer and accounting officer)

I-1

EXHIBIT INDEX

2.1	Share Exchange Agreement Dated December 23, 2009 (1)

3.1	Certificate of Incorporation. (2)

3.1	Certificate of Amendment of Certificate of Incorporation. (1)

3.2	By-laws. (2)

4.1	Form of Warrant. (1)

4.2	Form of Co-placement Agent Warrant.(3)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (1)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (1)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (1)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Bcaicaotang Baicaotang Property Development Limited and Rurol Credence Cooperation of Guangxi. (1)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Bcaicaotang Baicaotang Property Development Limited and Agricultural Bank of China. (1)

I-2

10.12	Form of Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co. Limited. (1)

10.13	Form of Retail Chain Leasing Contract. (1)

10.14	Loan Agreement dated February 8, 2007 by and between Hui Tian Tang and Industrial and Commercial Bank of China Guangxi Branch (3)

10.15	Confirmation Agreement dated December 31, 2008 by and among Hui Tian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (3)

10.16	Loan Agreement dated February 12, 2007 by and between Jiang You Ru and Industrial and Commercial Bank of China Guangxi Branch (3)

10.17	Confirmation Agreement dated December 31, 2008 by and among Jiang You Ru, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (3)

10.18	Form of Lock-Up Agreement. (3)

10.19	Employment Agreement dated January 3rd, 2009 by and between Guangxi Liuzhou Baicaotang Pharmaceutical Co., Ltd. and Hui Tian Tang. (1)

10.20	Earn-in Agreement dated December 30, 2009.(3)

10.21	Shares Pledge Agreement dated May 3, 2008. (3)

10.22	Shares Pledge Agreement dated March 31, 2009. (3)

10.23	Termination Agreement dated March 2, 2010. (3)

14	Code of Ethics and Business Conduct. (1)

21	List of Subsidiaries. (3)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.

(2)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.

(3)	Incorporated by reference to the Company’s Registration Statement on form S-1 filed on March 3, 2010.

* Filed herewith.

(1)    Incorporated by reference to the Company's Form 8-K filed on December 31, 2009

(2)    Incorporated by reference to the Company's Form SB-2 filed on August 22, 2007

(3)    Incorporated by reference to the Company's Registration Statement on Form S-1 filed on March 3, 2010

I-3