Form 10-Q
period 2010-03-31
China BCT Pharmacy Group, Inc.
filed 2010-05-20
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  033-145620

China BCT Pharmacy Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8067060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, P.R.C.
(Address of principal executive offices)

+86 (772) 363 8318 (Registrant’s telephone number, including area code)	545007 (Zip Code)

China Baicaotang Medicine Limited, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company)☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

As of May 19, 2010 the registrant had 38,119,340 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	2010	2009

Sales revenue	$34,028,878	$32,342,392
Cost of sales	25,167,201	23,493,795

Gross profit	8,861,677	8,848,597

Operating expenses
Administrative expenses	1,642,423	996,095
Selling expenses	1,026,519	858,686

	2,668,942	1,854,781

Income from operations	6,192,735	6,993,816
Interest income	50,686	106
Other income	98,040	-
Change in fair value of warrant liabilities - Note 15	(288,783)	-
Other expenses	(39,312)	(2,595)
Finance costs - Note 4	(263,696)	(296,175)

Income before income taxes	5,749,670	6,695,152
Income taxes - Note 5	(1,505,505)	(1,688,383)

Net income attributable to China BCT Pharmacy Group, Inc.’s common stockholders	$4,244,165	$5,006,769

Other comprehensive income
Foreign currency translation adjustments	24,538	(36,992)

Total comprehensive income	$4,268,703	$4,969,777

Earnings per share : basic and diluted - Note 6	$0.11	$0.16

Weighted average number of shares outstanding :
basic and diluted	37,764,573	32,000,000

See the accompanying notes to condensed consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$13,033,360	$13,304,158
Restricted cash	871,714	1,155,779
Bills receivable	129,956	-
Trade receivables, net	35,110,436	35,410,039
Amounts due from related companies - Note 12	7,896,323	4,275,586
Other receivables, prepayments and deposits	4,055,276	2,526,398
Inventories - Note 7	10,761,047	8,745,525
Deferred taxes	28,932	60,164

Total current assets	71,887,044	65,477,649
Goodwill - Note 8	107,968	107,968
Other intangible assets - Note 8	625,520	660,034
Property, plant and equipment, net - Note 9	12,028,584	12,171,689
Land use rights - Note 10	13,218,822	13,979,753
Deposit for acquisition of retail chain stores business - Note 20	2,434,101	-
Deferred taxes	696,149	663,699

TOTAL ASSETS	$100,998,188	$93,060,792

See the accompanying notes to condensed consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$20,744,178	$19,159,212
Bills payable	1,743,428	2,239,604
Other payables and accrued expenses	3,786,462	3,194,612
Amounts due to directors - Note 11	848,208	1,008,111
Amounts due to related companies - Note 12	922,913	128,579
Income tax payable	682,251	562,603
Secured bank loans - Note 13	6,626,811	7,136,069
Other loans - Note 14	1,500,569	2,361,258
Retirement benefit costs	59,158	59,158

Total current liabilities	36,913,978	35,849,206

Secured long-term bank loans - Note 13	3,631,957	3,631,957
Warrant liabilities - Note 15	2,144,202	-
Retirement benefit costs	201,320	201,320

TOTAL LIABILITIES	42,891,457	39,682,483

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS’ EQUITY
Common stock : par value $0.001 per share
Authorized 100,000,000 shares and
38,119,340 and 37,089,370 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively - Note 17	38,119	37,089
Additional paid-in capital	15,379,588	14,920,899
Statutory and other reserves	2,605,901	2,605,901
Accumulated other comprehensive income	2,134,808	2,110,270
Retained earnings	37,948,315	33,704,150

TOTAL STOCKHOLDERS’ EQUITY	58,106,731	53,378,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,998,188	$93,060,792

See the accompanying notes to condensed consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net income attributable to China BCT Pharmacy Group, Inc.’s common stockholders	$4,244,165	$5,006,769
Adjustments to reconcile net income to net cash
provided by (used in) operating activities :-
Depreciation	181,481	158,941
Deferred taxes	(1,218)	-
Gain on disposal of land use right	(44,919)	-
Loss on disposal of property, plant and equipment	-	306
Amortization of intangible assets	34,514	29,024
Amortization of land use rights	108,355	83,873
Change in fair value of warrant liabilities	288,783	-
Changes in operating assets and liabilities :-
Trade receivables	299,603	(7,574,526)
Bills receivable	(129,956)	-
Other receivables, prepayments and deposits	(1,528,878)	(1,477,625)
Inventories	(2,015,522)	(440,823)
Trade payables	1,584,966	(1,397,972)
Amounts due from (to) related companies	388,390	(277,722)
Other payables and accrued expenses	591,850	1,463,456
Bills payable	(496,176)	2,223,521
Restricted cash	284,065	(2,201,559)
Income tax payable	119,648	344,597

Net cash flows provided by (used in) operating activities	$3,909,151	$(4,059,740)

See the accompanying notes to condensed consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Condensed Consolidated Statements of Cash Flows (Cont’d)
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2010	2009

Cash flows from investing activities
Payments to acquire and deposit for acquisition of
property, plant and equipment	$(38,376)	$(14,110)
Proceeds from sales of property, plant and equipment	-	407
Proceeds from sales of land use right	697,495	-
Deposit for acquisition of retail chain stores business	(2,434,101)	-
Repayment from related companies	-	3,671,755

Net cash flows (used in) provided by investing activities	(1,774,982)	3,658,052

Cash flows from financing activities
Repayment (to) from related companies	(3,214,793)	1,040,480
Repayment to directors	(159,903)	-
Net cash received from private placement – Note 17a	2,315,138	-
Proceeds from bank loans	1,290,960	9,675,520
Repayment of bank loans	(1,800,218)	(7,243,454)
Repayment of other loans	(860,689)	(122,333)

Net cash flows (used in) provided by financing activities	(2,429,505)	3,350,213

Effect of foreign currency translation on cash and cash equivalents	24,538	(2,571)

Net (decrease) increase in cash and cash equivalents	(270,798)	2,945,954

Cash and cash equivalents - beginning of period	13,304,158	1,265,184

Cash and cash equivalents - end of period	$13,033,360	$4,211,138

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$196,262	$218,520
Income taxes	$1,387,075	$1,343,750

See the accompanying notes to condensed consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Equity
Unaudited
(Stated in US Dollars)

					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, December 31, 2009	37,089,370	$37,089	$14,920,899	$2,605,901	$2,110,270	$33,704,150	$53,378,309
Net income	-	-	-	-	-	4,244,165	4,244,165
Foreign currency translation adjustments	-	-	-	-	24,538	-	24,538
Private placement - Note 17(a)	1,029,970	1,030	1,752,831	-	-	-	1,753,861
Reclassification - Note 15	-	-	(1,294,142)	-	-	-	(1,294,142)

Balance, March 31, 2010	38,119,340	$38,119	$15,379,588	$2,605,901	$2,134,808	$37,948,315	$58,106,731

See the accompanying notes to condensed consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1.	Corporate information

China Baicaotang Medicine Limited (the “Company”), formerly known as Purden Lake Resource Corp. which change its name on December 24, 2009, was incorporated in the State of Delaware on November 30, 2006 as a limited liability company.  The name of the Company was changed from China Baicaotang Medicine Limited to China BCT Pharmacy Group, Inc. on March 25, 2010.

The Company is principally engaged in distribution, retail and production of drugs in the People’s Republic of China (the “PRC”).

Currently the Company has five subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

Ingenious Paragon Global Limited (“Ingenious”)	British Virgin Islands (“BVI”) / May 29, 2008	100%	Authorized, issued and fully paid 50,000 common shares of $1 par value each	Investment holding

Forever Well Asia Pacific Limited (“Forever Well”)	Hong Kong / January 10, 2008	100%	Authorized, issued and fully paid 10,000 common shares of HK$1 each	Investment holding

Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”)	PRC / April 3, 1986	100%	Registered and fully paid up capital RMB10 million	Investment holding and distribution of drugs

Guangxi Liuzhou Baicaotang Medicine (Retail Chain) Limited (“BCT Retail”)	PRC / October 30, 2001	100%	Registered and fully paid up capital RMB300,000	Retail of drugs
Guangxi Hefeng Pharmaceutical Company Limited (“Hefeng Pharmaceutical”)	PRC / September 18, 2000	100%	Registered and fully paid up capital RMB5,000,000	Production and sales of drugs

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

3.	Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of the Company, Ingenious, Forever Well, Baicaotang Medicine, Baicaotang Retail and Hefeng.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and amounts due from related companies.  As of March 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, no customers were identified who accounted for 10% or more of the Company’s consolidated sales and no customers assets accounted  for or constituted 10% or more of the Company’s trade receivables.

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157) on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

4.	Finance costs

	Three months ended
	March 31,
	(Unaudited)
	2010	2009

Bank loan interest	$246,829	$283,145
Bank charges	16,867	11,623
Others	-	1,407

	$263,696	$296,175

5.	Income taxes

United States

China Baicaotang Medicine Limited is subject to the United States of America Tax law at tax rate of 34%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Ingenious was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Forever Well is subject to the Hong Kong Profits tax at tax rate of 16.5%. No provision for the Hong Kong Profits tax has been made as the Company had no taxable income in this jurisdiction since its incorporation.

PRC

Corporate income tax (“CIT”) to Baicaotang Medicine and Baicaotang Retail, was charged at 33%, of which 30% is for national tax and 3% is for local tax, of the assessable profits before 2008.  The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there is a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five-year period beginning on the effective date of the CIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law. Accordingly, Liuzhou BCT and BCT Retail were subject to tax rate of 25% starting from fiscal year 2008.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

5.	Income taxes (cont’d)

PRC (cont’d)

In accordance with the Circular of the State Council on Policies and Measures Pertaining to the Development of the Western Region (“DOWR”), the companies are entitled to preferential rate of 15% if it is engaged in the projects listed in Guiding Catalogue and the revenue derived from it account for the amount over 70% of total revenue.  As Hefeng Pharmaceutical met this DOWR requirement, it was approved by the tax authority and was granted a preferential tax rate of 15% for fiscal years 2003 to 2010. From fiscal year 2011, Hefeng Pharmaceutical will be subject to CIT at rate of 25% under the new tax law.

6.	Earnings per share

During the reporting periods, potential dilutive shares are excluded from the computation of earnings per share as their effects are anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

7.	Inventories

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

Raw materials	$848,853	$722,109
Work-in-progress	156,181	148,954
Finished goods	9,756,013	7,874,462

	$10,761,047	$8,745,525

8.	Goodwill and other Intangible assets

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

Goodwill
Acquisition of Hefeng	$107,968	$107,968

Other intangible assets

Pharmaceutical licences	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, know-how and patents	99,892	99,892

	989,818	989,818
Accumulated amortization	(364,298)	(329,784)

Net	$625,520	$660,034

During the three months ended March 31, 2010 and 2009, amortization amounted to $34,514 and $29,024, respectively.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9.	Property, plant and equipment, net

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Costs :-
Buildings	$12,331,575	$12,331,575
Plant and machinery	1,292,775	1,291,734
Furniture, fixtures and equipment	411,950	374,615
Motor vehicles	367,132	367,132

	14,403,432	14,365,056
Accumulated depreciation	(2,725,901)	(2,544,420)

	11,677,531	11,820,636
Construction in progress	351,053	351,053

Net	$12,028,584	$12,171,689

(a)	An analysis of buildings, plant and machinery pledged to banks for banking loans (Note 13(d)(i)) is as follows :-

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Costs :-
Buildings	$7,409,774	$7,409,774
Accumulated depreciation	(1,336,845)	(1,290,533)

Net	$6,072,929	$6,119,241

(b)	Construction in progress

Construction in progress mainly represents expenditures in respect of the construction of a new production line and improving the manufacturing process.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

10.	Land use rights

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

Land use rights	$15,362,549	$16,039,294
Accumulated amortization	(2,143,727)	(2,059,541)

Net	$13,218,822	$13,979,753

The Company has obtained land use rights from the relevant PRC land authority for a period of 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of March 31, 2010 and December 31, 2009, land use rights with carrying amount of $6,168,310 and $6,205,140 respectively were pledged to a bank for the bank loans granted to the Company (Note 13(d)(ii)).

During the three months ended March 31, 2010 and 2009, amortization amounted to $108,355 and $83,873, respectively.

During the period ended March 31, 2010, land use right with carrying amounts of $652,576 were disposed of at consideration, net direct costs, of $697,495 (RMB4,754,560) resulting gain of $44,919.

11.	Amounts due to directors

The amounts are unsecured and repayable on demand. Except for the amounts of $632,264 as of March 31, 2010 and $836,084 as of December 31, 2009, which were interest bearing at fixed rate ranging from 3.2% to 8.16% per annum, the remaining balances are interest-free.

12.	Amounts due from/to related companies

The related companies are controlled by certain Company’s directors collectively inclusive of Tang Hui Tian. These amounts are interest-free, unsecured and repayable on demand.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Secured bank loans

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

Short-term loans - Note 13(a)	$6,572,160	$7,070,940
Current maturities of long-term bank loan	54,651	65,129

	$6,626,811	$7,136,069

Long-term bank loans - Note 13(b)	3,686,608	3,697,086
Less: current maturities	(54,651)	(65,129)

	$3,631,957	$3,631,957

(a)	The weighted average interest rates for short-term loans as of March 31, 2010 and December 31, 2009 were 7.11% and 7.14% per annum respectively.

(b)
Except for loans of $3,227,400 as of March 31, 2010 which were interest bearing at fixed rates ranging from 6.48% to 9.855% per annum, the remaining balances as of March 31, 2010 were interest bearing at variable rates ranging from HIBOR plus 5.841% to HIBOR plus 7.02% per annum respectively.

(c)	As of March 31, 2010, the Company’s banking facilities were composed of the following :-

		Amount
Facilities granted	Granted	Utilized	Unused

Secured bank loans	$10,258,768	$10,258,768	$-

(d)	As of March 31, 2010, The above bank loans were secured by the following :-

(i)	Property, plant and equipment with carrying value of $6,072,929 (Note 9);

(ii)	Land use rights with carrying value of $6,168,310 (Note 10);

(iii)	Buildings and land use right owned by a related company which is controlled by certain of the Company's directors.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

13.	Secured bank loans (Cont'd)

(e)	Long-term borrowings are repayable as follows : -

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Within one year	$66,386	$65,129
After one year but within two years	1,758,710	1,757,354
After two years but within three years	1,691,054	1,689,590
After three years but within four years	83,501	81,920
After four years but within five years	86,957	88,429
After five years	-	14,664

	$3,686,608	$3,697,086

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

14.	Other loans

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Interest bearing
- staff - Note 14(a)	$273,497	$377,067
- third parties - Note 14(a)	1,227,072	1,544,091

	1,500,569	1,921,158
Non interest bearing
- third parties	-	440,100

	$1,500,569	$2,361,258

(a)	Interest bearing at a fixed rate of 4% per annum.

(b)	All the other loans are unsecured and repayable on demand.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

15.           Warrant liabilities

As of December 30, 2009, the Company completed a private placement of 2,489,370 shares of common stock and five-year warrants to purchase up to 1,244,368 shares of common stock (“First Batch Warrants”) at an exercise price of $3.81 per share for a gross proceed of $6,322,952 with related issuance expenses of $1,016,290. In accordance with ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as derivative financial liability at fair value for each reporting period.  However, the Company considered that the amount is immaterial to the financial statements for the year ended December 31, 2009 as the fair value of First Batch Warrants was $1,294,142 as of December 31, 2009, thus, the net proceed was not allocated to First Batch Warrants with whole amount recorded in the Company’s equity.

Upon the completion of a private placement as of February 1, 2010 as stated in Note 17(a), of which five-year warrants to purchase up to 514,933 shares of common stock (“Second Batch Warrants”) were issued to investors and should be classified as derivative financial liability at fair value for each reporting period in accordance with ASC 815, the Company considered that the aggregate fair value of warrants issued as of February 1, 2010 was material to the financial statements for three months ended March 31, 2010.  Accordingly, reallocation was made for the fair value of First Batch Warrants as of December 31, 2009 amounting to $1,294,142 from the Company’s equity to warrant liabilities as of February 1, 2010.  For the Second Batch Warrants, part of the net proceed amounting to $561,277, representing the fair value as of February 1, 2010, was allocated to warrant liabilities at initial recognition.

The fair value of the warrants was calculated using the binomial model. The assumptions that were used to calculate fair value of First Batch Warrants and Second Batch Warrants as of March 31, 2010 are as follows:

- Expected volatility of 60%
- Expected dividend yield of 0%
- Risk-free interest rate of 3.379%
- Expected lives of 4.74 years and 4.84 years for First Batch Warrants and Second Batch Warrants respectively
  - Exercise price of $3.81 per share

As of March 31, 2010, the fair value of warrant liabilities was $2,144,202 and corresponding loss on change in fair value of warrant liabilities of $288,783 was recognised in the Company’s statement of operations for the three months ended March 31, 2010.

Warrants issued and outstanding, all of which are exercisable at March 31, 2010, are summarized as follows:

Number of shares
First Batch Warrants	1,244,368
Second Batch Warrants	514,933
1,759,301

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

16.	Commitments and contingencies

a.	Capital commitment

As of March 31, 2010, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the condensed consolidated financial statements.

b.               Operating lease commitments

As of March 31, 2010, the Company had non-cancelable operating leases for its retail shops and future minimum lease payment to be paid are as follows: -

Year

2010	$491,711
2011	477,137
2012	335,555
2013 and afterward	51,701

$1,356,104

The rental expense relating to the operating leases was $108,124 and $53,938 for the period ended March 31, 2010 and 2009 respectively.

c.	Operating lease arrangement

As of March 31, 2010, the Company leases its retail stores in PRC under an operating lease arrangement until 2010. Future minimum lease payments to be received under non-cancelable operating lease are as follows:-

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

Within one year	$3,330	$11,903

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

17.	Common stock and additional paid-in capital

			Additional
	Number of		paid-in
	shares	Amount	capital

Balance, January 1, 2010	37,089,370	$37,089	$14,920,899
Reclassification - Note 15	-	-	(1,294,142)
Private placement - Note 17(a)	1,029,970	1,030	1,752,831

Balance, March 31, 2010	38,119,340	$38,119	$15,379,588

(a)
As of February 1, 2010, the Company completed a private placement of 1,029,970 shares of common stock and warrants to purchase up to 514,933 shares of common stock at an exercise price of $3.81 per share for a gross proceed of $2,616,108 with related issuance expenses of $300,970.  In accordance with ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as derivative financial liability at fair value for each reporting period. Part of the net proceed amounting to $561,277 was allocated to warrant liabilities with remaining balance of $1,753,861 recorded in the Company’s equity at initial recognition.

18.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% to employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $144,704 and $163,814 for the three months ended March 31, 2010 and 2009, respectively.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

19.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Pharmaceutical distribution, retail pharmacy and manufacturing pharmacy segments and operating results of the Company and, as such, the Company has determined that the Company has three operating segments as defined by ASC 280, “Segments Reporting” (previously SFAS 131)”: Pharmaceutical distribution, retail pharmacy and manufacturing pharmacy.

	Pharmaceutical Distribution		Retail pharmacy		Manufacturing pharmacy		Eliminations		Total
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from
external customers	$23,218,923	$23,465,567	$8,902,624	$6,887,544	$1,907,331	$1,989,282	$-	$-	$34,028,878	$32,342,393
Revenue from							--	--
Inter-segment	6,474,509	5,615,609	-	-	174,217	-	(6,648,726)	(5,615,609)	-	-
Interest income	-	-	-	-	119	106	-	-	119	106
Interest expenses	202,097	228,121	22,727	10,872	22,005	44,152	-	-	246,829	283,145
Amortization	100,225	75,753	-	-	42,644	37,1448	-	-	142,869	112,897
Depreciation	97,755	45,440	1,290	920	82,436	112,581	-	-	181,481	158,941
Segment profit	3,422,095	4,070,251	1,870,571	1,637,150	1,009,245	989,678	-	-	6,301,911	6,697,079
Expenditure for
segment assets	$2,708	$3,090	34,627	$-	$1,041	$11,020	$-	$-	$38,376	$14,110

	Pharmaceutical distribution		Retail pharmcy		Manufacturing pharmcay		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$71,282,196	$68,252,951	$12,296,115	$9,184,032	$16,396,108	$10,319,034	$99,974,419	$87,756,017

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

19.           Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended
	March 31,
	(Unaudited)
	2010	2009

Total consolidated revenue	$34,028,878	$32,342,392

Total profit for reportable segments	6,301,911	$6,697,079
Unallocated amounts relating to operations:
Change in fair value of warrant liabilities	(288,783)	-
Finance costs	(2,341)	-
Other general expenses	(261,117)	(1,927)

Income before income taxes	$5,749,670	$6,695,152

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Total assets for reportable segments	99,974,419	$87,756,017
Cash and cash equivalents	797,967	5,078,973
Other receivables	225,802	225,802

	100,998,188	$93,060,792

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

20.           Subsequent events

As of February 28, 2010, the Company entered into an agreement with Liuzhou Shi Wubaitang Medical Chain Store Company Limited ( in Chinese "柳州市伍百堂醫藥連鎖有限公司”) (“Wubaitang”) for the acquisition of retail chain stores business of Wubaitang at a cash consideration of RMB16,592,374 (equivalent to $2,434,101), which was fully settled and recorded as “deposit for acquisition of retail chain stores business” in the condensed consolidated balance sheet as of March 31, 2010.  The acquisition was completed in April, 2010.  Disclosure of certain information for the acquisition in accordance with ASC 805 “Business Combinations” has not been included in this condensed consolidated financial statements as the required financial information for such disclosure is not yet available at the date of this Form 10-Q.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

Business Review

We are engaged in pharmaceutical distribution, retail pharmacy and manufacture of pharmaceuticals  through our three subsidiaries Liuzhou BCT, Hefeng Pharmaceutical, and BCT Retail, each of which is located in Guangxi Province, China.

We have integrated operations in the following three business segments.

Pharmaceutical distribution segment:

We provide a comprehensive offering of pharmaceutical and healthcare product, included branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs, and medical instrument from manufacturers and suppliers through distribution to its customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for the other pharmaceutical wholesalers. For the 3 months ended March 31, 2010, our pharmaceutical distribution segment accounted for approximately 68.2% of our total revenue after elimination of inter-segment sales.

Retail pharmacy segment:

BCT Retail operates a large regional wholesale network in Guangxi province, consisting as of March 31, 2009 of 96 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.” Our retail stores provide high-quality convenient and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical products and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance scheme. There is no difference in the sales price of our products based upon the type of payment.  No co-payment is collected with respect to payments by medi-card. For the three months ended March 31, 2010, our retail pharmacy segment accounted for approximately 26.1% of our total revenue after elimination of the inter-segment sales.

The following table sets forth the breakdown of account receivables for our retail pharmacy segment as of March 31,  2010:

	As of March 31,
	2010 ‘000	2009
Payor
National Program	$220	-

Our billing system does not have the capacity to generate an ageing schedule for our receivables. The payment from the National Program is made on a lump sum basis after they are approved.  At the end of each month, we reconcile our records with those of the National Program.  Once amounts are confirmed by the National Program, such amounts due for the current month are available for reimbursement.  No allowance for bad debts has been made as med-card reimbursement under the national insurance scheme is assured.

Manufacturing pharmacy segment:

Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land which we own, Hefeng Pharmaceutical has four product processing units inclusive of Chinese herbal medicine abstraction unit; granular formulation unit, pill formulation unit and liquid formulation unit. We manufacture and sell both the generic and clinic drugs all over the China.  For the three months ended March 31, 2010, our manufacturing pharmacy segment accounted for approximately 5.6% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

Distribution segment

We pursue a stable and organic growth strategy for our distribution business segment. 2010 is the second year that a centralized tendering is performed under New Rural Corporative Health Insurance Plan. As the biggest winner of last year’s contract, we have been making excessive effort on preparation for this year’s bid and expect to win more contracts for this year. We believe this newly arisen business opportunity will increase the total segment revenue from 5%-10%.

Retail Segment

We pursue a fast expansion strategy for our retail segment by merger and acquisition activities. We believe now is high time to consolidate the retail market and leverage our strong brand name to rapidly acquire market shares in this market. We plan to acquire and open extra 160 stores in 2010 strategically located across rural areas in Guangxi province to build up an extensive rural retail network in order to enjoy explosive demands created by implement of the policy of New Rural Corporative Health Insurance Plan. In March 2010, we successfully acquired 30 stores in Luzhou area, and we believe this is a good start to achieve our ambitious expansion strategy set for 2010.

Manufacturing Segment

We pursue an organic growth strategy for our manufacturing business segment. We having employed more working capital on developing new client accounts to expend further our sales network. Benefiting from China’s healthcare reform, hospitals’ drug usage has increase dramatically. We will also take this opportunity to further reinforce our sales and marketing.

RESULTS OF OPERATIONS

The following table sets forth the key components of our results of operations for the periods indicated .

	Three months ended March 31
	2010		2009
	‘000	% of total sales	‘000	% of total sales
Sales revenue	$34,029		$32,342
Cost of sales	25,167	74.0	23,494	72.7
Gross profit	8,862	26.0	8,848	27.3
Operating expenses
Administrative expenses	1,642	4.8	996	3.1
Selling expenses	1,027	3.0	858	2.7
	2,669	7.8	1,854	5.7
Income from operations	6,193	18.2	6,994	21.6
Interest income	51	0.1	-	-
Other income	98	0.3	-	-
Change in fair value of warrants-liabilities	(289)	0.8	-	-
Other expenses	(39)	0.1	(3)
Finance costs	(264)	0.8	(296)	0.9
Income before income taxes	5,750	16.9	6,695	20.7
Income taxes	(1,506)	4.4	(1,688)	5.2
Net income	4,244	12.5	$5,007	15.5
Other comprehensive income
Foreign currency translation adjustments	25	-	(37)	-
Total comprehensive income	$4,269	12.6	$4,970	15.4

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended March 31, 2010 and March 31, 2009.  For the 3 months ended March 31, 2010, we had approximately $6.6 million of inter-segment revenue, which includes approximately $6.4 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.2 million in sales from our manufacturing pharmacy segment to our distribution pharmacy segment. External segment revenue refers to segment revenue after inter-segment elimination.

	March 31
	2010		2009
External Segment revenue	‘000%		‘000%
Pharmaceutical distribution	$23,219	68.2	$23,466	72.6
Retail pharmacy	8,902	26.1	6,887	21.3
Manufacturing pharmacy	1,907	5.7	1,989	6.1
	34,028	100.0	32,342	100.0
Inter-segment revenue	$6,649	N/A	$5,616	N/A

Sales Revenue.

During the three months ended March 31, 2010, we had sales revenue of $34.0 million, as compared to sales revenue of $32.3 million during the three months ended March 31, 2009, an increase of $1.7 million or approximately 5.2%. This increase was mainly attributable to an increase in sales revenue of $2.0 million from our retail segments during the period

Pharmaceutical distribution segment

We derive the majority of our revenue from our pharmaceutical distribution segment from sales of pharmaceutical products to our customers. We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, Western and TCM medicines, as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Three months ended March 31,
	2010 ‘000	% of Sales	2009 ‘000	% of Sales
Hospitals	$18,407	79.3	$14,750	62.9
Other drug stores	151	0.6	60	0.3
Clinics and health care centre	977	4.2	1,261	5.4
Distributors and others	3,684	15.9	7,395	31.4
Total	$23,219	100.0	$23,466	100.0

Revenue from our pharmaceutical distribution segment decreased slightly by 1.3% from $23.5 million for the three months ended March 31, 2009 to $23.2 million for the three months ended March 31, 2010. The slightly decrease in sales revenue from our pharmaceutical distribution segment was attributed primarily to the decrease of $3.7 million in sales to distributors as a result of more of our resources being allocated for the development of hospital customers. In addition, the 2011 centralized tendering season started in the first quarter of 2010.  In order to be competitive in the bidding process, we shortened our trade payable period, gave better credit terms to our hospital clients and increased the number of products available through our distribution network.  As a result there was an increased demand for cash from our operating activities during the first quarter of 2010.  We also deferred some of our sales to the second quarter of 2010 in order to postpone the payment of VAT tax.

Retail pharmacy segment.

Revenue from our retail pharmacy segment increased by 29.0% from $6.9 million for the three months ended March 31, 2009 to $8.9 million for the three months March 31, 2010. The increase was partly contributed by the sales derived through medi-care insurance cards as a result of an increase in the portion of pharmacy products entitled to be reimbursed by the PRC government, as well as an increase in the number of people covered by insurance. Further, in the first quarter of 2010 we held increased marketing campaigns with our vendors to boost sales. In addition, revenues derived from six stores which opened in the second half of 2009 also contributed to the growth of the sales.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new opened during each period.

	Three months ended March 31,
	2010 ‘000	2009 ‘000
Existing stores	$8,332	$6,887
New stores	570	0
Total	$8,902	$6,887

No of stores	66	61

Manufacturing pharmacy segment

Revenue from our manufacturing pharmacy segment decreased by 5% from $2.0 million for the three months ended March 31, 2009 to $1.9 million for the three months ended March 31, 2010. The reduction was mainly due to the shift of partial sales through our Pharmaceutical distribution network.  For the three months ended March 31, 2010, $0.2 million of inter-segment sales was derived from our manufacturing pharmacy segment selling to our distribution segment., which did not occur during the same period of 2009.

Cost of Sales. Cost of Sales was $25.2 million for the three months ended March 31, 2010 as compared to $23.5 million for the three months ended March 31, 2010. Our cost of sales consist the cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs. The increase was primarily due to an increase in the costs of purchasing merchandise following the increase in our revenue.

Gross Profit. Gross profit was $8.9 million for the three months ended March 31, 2010 as compared to $8.8 million for the three months ended March 31, 2009, representing an increase of $0.1 million or approximately 0.2%.  Our gross profit margin was 26.0% and 27.4% for the three months ended March 31, 2010 and March 31, 2009 respectively. The gross profit margin was relatively stable in which we maintain the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The slightly decrease in profit margin was mainly attributed to the reduction of gross profit margin from our distribution segment.

Pharmaceutical distribution segment

The respective gross profit margin for our pharmaceutical distribution segment was approximately 20.8% and 22.5% for the three months ended March 31, 2010 and 2009, respectively. In order to penetrate and capture the growth of the medical insurance scheme, we attempted to satisfy the demand of hospital customers by both the high profit margin and low profit margin products. Further, we did procure from other eligible supplier within the medicine catalogue but at lower margins because of pre-determined/set pricing under the medicine catalogue. This resulted in slight decrease in the gross profit margin for the three months ended March 31, 2010 compared to the same period in 2009.

Retail pharmacy segment

The respective gross margin for our retail pharmacy segment was approximately 31.5% and 34.2% for the three months ended March 31, 2010 and 2009, respectively. The decrease in gross profit margin was primarily attributed to our marketing sales campaign during the three months ended March 31, 2010.

Manufacturing pharmacy segment

The respective gross profit margin for our manufacturing segment was approximately 64.1% and 61.0% for the three months ended March 31, 2010 and 2009, respectively.  The increase was mainly due to the concentration of more products with a higher profit margin.

Selling and Administrative Expenses. Selling and administrative expenses totaled $2.7 million for the three months ended March 31, 2010, as compared to $1.9 million for the three months ended March 31, 2009, representing an increase of $0.8 million or approximately 42.1%. The increase was attributed to the increase of administrative expenses and selling expenses by $0.6 million and $0.2 million respectively.

Selling Expenses

Selling expenses increased by 19.6% from $0.9 million for the three months ended March 31, 2009 to $1.0 million for the three months ended March 31, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare in connection with our increased sales and marketing activities. The percentage of our distribution and selling expenses to our total revenue gradually increased from 2.7% to 3.0% and was primarily due to the increase of our efforts to penetrate and capture market share and the development of our acquisition strategy.

Administrative expenses

Administrative expenses increased by 64.9% from $1.0 million for the three months ended March 31, 2009 to $1.6 million for the three months ended March 31, 2010. The increase in administrative expenses for the three months  ended March 31, 2010 was primarily due to an increase in staff cost inclusive of wages and salaries and staff benefits, and the rental expenditures resulted from the renewal of lease and the opening of new stores. Further, there was increase in the incurrence of fees in connection with the compliance of being a public company. The percentage of our administrative expenses to our total revenue increased slightly from 3.1% in 2009 to 4.8% in 2010.

Change in fair value of warrants

For the three months ended March 31, 2010, we incurred a non-cash charge of $0.3 million unrelated to the our operations which resulted from the change in fair value of warrants issued to investor in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FAB ASC Topic 85, “Derivative and Hedging”   The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before income tax

As a result of the foregoing, our income before income tax decreased by 13.4% to $5.8 million for the three months ended march 31, 2010 compared to was $6.7 million for the same period in 2009.  Despite the increase in our sales, the reduction in income before income tax was mainly attributed to:

•	improved cash management;

•
a decrease in our wholesale pharmacy segment’s gross profit margin to 17% for the first quarter of 2010 from 18.5% in the first quarter of 2009.  This decrease was caused by our expansion of our product portfolio sold to hospitals in order to stimulate sales;

•	an increase in our staff costs related to expanding our business;

•	costs associated with soliciting acquisition targets;

•	an increase in costs related to being a public company; and

•	charges related to the changes in fair value of warrants.

Pharmaceutical distribution segment

Our income before income tax from distribution operations decreased by 12.5% from $4.0 million for the three months ended March 31, 2009, to $3.5 million for the three months ended March 31, 2010. The profit margin decreased to 14.7% from 17.4%

Retail pharmacy segment

Our income before income tax from retail pharmacy segment operations increased by 12.5% from $1.6 million for the three months ended March 31, 2009, to $1.8 million for the three months ended March 31, 2010. The profit margin decreased to 21.0% from 23.8%.

Manufacturing pharmacy segment

Our income before income tax from manufacturing pharmacy segment operations remained the same in the amount of $1.0 million for the three months ended March 31, 2010 and 2009 respectively. The profit margin was increased to 52.9% from 49.8%

Net Income.

As a result of the above factors, we had net income of $4.2 million for the three months ended March 31, 2010 as compared to $5.0 million for the three months ended March 31, 2009, representing a decrease of $0.8 million or approximately 16%.  For the three months ended March 31, 2009 our net income was impacted by a non-cash charge of $0.3 million unrelated to our operations.  Excluding this $0.3 million non-cash charge, our net income for the three months ended March 31, 2010 would have been $4.5 million, representing a decrease of 10% from the same period in 2009.

Earning per share  For the three months ended March 31, 2010, our earnings per share was $0.11, representing a decrease of 31.3%, compared the same period in 2009.

Liquidity and Capital Resources

Our principal source of funds are cash generated from operations and various short-term and long-term bank loan borrowings and certain credit facilities inclusive of bills payable, as well as cash contributions from certain directors and related companies.  Our primary liquidity requirements are to finance working capital, to fund the payment of interest and principal due on indebtedness and to finance acquisitions or organic growth to expand our facilities and operations. As of March 31, 2010, $6.6 million of our indebtedness was due within one year and $3.6 million was due within longer than one year.  During the period ended 2010 we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted cash and cash equivalents.

Our restricted cash consists of collateral we provide for bills payable.  As of March 31, 2010 and December 31, 2009, our restricted cash was approximately $0.8 million and $1.2 million, respectively.  As of March 31, 2010 and 2009 we had cash of $13.0 million and $13.3 million, respectively.

We believe that our existing sources of liquidity, along with cash expected to be generated from services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	For the three months Ended March 31,
	2010 ‘000	2009 ‘000
Net cash provided by/(used in) operating activities	$3,909	$(4,059)
Net cash (used in)/provided by investing activities	(1,774)	3,658
Net cash (used in)/provided by financing activities	(2,430)	3,350
Foreign currency translation	24	(3)
Net increase (decrease) in cash and equivalents	(271)	2,946
Cash and cash equivalents, beginning of period	13,304	1,265
Cash and cash equivalents, end of period	13,033	4,211

Operating Activities

We primarily derive our cash flow from operating activities from the sale of our products and services in our three segments.  Our cash used in operating activities is primarily from the purchase of raw materials and products, distribution and selling expenses and general administrative expenses and taxes.  Cash flows from our operations can be significantly affected by factors such as the timing of payment of accounts receivables and the payment of our accounts payables to suppliers.

Cash from operating activities is primarily affected by our pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments. Because our pharmaceutical manufacturing segment accounted for only 5.6% of our revenues in 2010, it does not have a significant impact on cash from operating activities.

Cash provided by operating activities was $3.9 million for the three months ended 2010 compared to $4.0 million used in operating activities for fiscal 2009, representing an increase of $7.9 million. Operating cash flows for 2010 reflects primarily net cash receipts derived from business operations. For the three months ended March 31, 2009 the cash used in operating activities was mainly attributed to the slowdown of account receivable repayment attributable to an increase in the portion of our sales to hospital under our pharmaceutical distribution operation segment when the business to hospital started to grow rapidly. For the three months ended March 31, 2010, the growth became stable and the extent of affect is lesser and resulted in an substantial increase in cash provided by operating activities.

Investing Activities

Our cash flow from investing activities primarily consists of purchases of property, plant and equipment and disposal of leasehold land. Cash used in investing activities was $1.8 million for the three months of 2010, compared to $3.7 million of cash provided by investing activities for the same period in 2009, representing an increase of $5.5 million. The increase in cash used was primarily due to the deposit paid for the acquisition of the chain stores and was partly offset by the proceeds from the disposal of land. Further, the reduction in repayment from related companies also contributed to the increase in cash used in investing activities.

Financing Activities

Our cash from financing activities is derived primarily from the proceeds and from repayment of bank borrowings and dividends paid to former shareholders of the company. Cash used in financing activities was $2.4 million for the three months of fiscal period 2010, compared to $3.4 million provided by financing activities for fiscal period 2009 represent an increase of cash used in financing activities by $5.8 million. The substantial increase was primarily due to the increase in net repayment of loans to bank, related and other parties. The increase was offset partially by the proceeds of a private placement of common stock and warrants amounting to $2.3 million in February 2010.

Working capital

Our working capital as of March 31, 2010 and December 31, 2009 was $35 million and $29.6 million respectively.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations.  Our sales practices with hospitals in our pharmaceutical distribution segment , which have a longer term of repayment when compared with other customers and the increase in the proportion of our sales to hospitals have resulted in a significant demand for working capital.

We intend to expend a total of RMB 174 million, or approximately $25.5 million for the opening of 360 additional chain stores (including the estimated 48 stores already acquired this year) in 2010 and 2011.  In order to satisfy and fully implement our growth strategy, we will need to raise money, through equity or debt financing, either in a private placement or a public offering.  However, there are no assurances that such financing will be available or available on terms acceptable to us.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

Critical Accounting Estimates

This section should be read together with the Summary of Significant Accounting Policies included as Notes to the consolidated financial statements included in our financial statements

Goodwill

We account goodwill in accordance with the provisions of ASC 805, “Goodwill and Intangible Assets” (“ASC 805”). We conduct impairment test on an annual basis and, in addition, if we notice any indication of impairment, we conduct such test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We conduct an impairment test as of March 31, 2010 and no impairment loss was identified.

Long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously SFAS No. 144).  We periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The application of the impairment test requires judgment inclusive of the future cash flow attributable

Depreciation

Depreciation is provided on straight-line basis over their estimated useful lives.  We determine the estimated useful lives, residual values and related depreciation charges for our property, plant and equipment.  This estimate is based on the historical experience of the actual useful lives and residual values of property, plant and equipment of similar nature and functions. We will revise the depreciation charge where useful lives and residual values are different to those previously estimated, or it will write-off or write-down technically obsolete or non-strategic assets that have been abandoned or sold.

Allowances for doubtful account

We establishes the general provisioning policy to make allowance equivalent to 40% of gross amount of trade receivables due between half and one year and 100% of gross amount of accounts receivable due over 1 year.  Additional specific provision is made against trade receivables whenever they are considered to be doubtful. We make judgments over the customer’s ability to pay their outstanding invoices on a timely basis and whether their financial position might deteriorate significantly in the future affecting their capability for repayment.

Allowances for inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by its customers, sales contracts and orders in hand.

Recognition of revenue

Revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers, the sales price is fixed or determinable and collection is reasonably assured. The majority of company’s revenue results from the contracts with hospitals which are government-owned and large distributors, No sales return is allowed except for those drugs furnished that are not in conformity with the quality requirement as governed by the relevant authority nor do we provide for any allowance granted for the goods not being sold before the date of expiration by the customers

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of March 31, 2010 covered by this report (and the financial statements contained in the report), our chief executive officer and chief financial officer have determined that our current disclosure controls and procedures were not effective.  In additions to the reasons set forth below, there is also a strong reliance on the external consultants, including our attorneys, to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31,2009 (the “2009 Form 10-K”), under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2009 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered shares of Equity Securities and Use of Proceeds

On February 1, 2010, we completed the second closing of a private placement “the Private Placement” which had a first closing on December 30, 2009, pursuant to which we issued and sold of units, consisting of an aggregate of 1,029,970 shares of Common Stock and Investor Warrants to purchase up to 514,933 shares of common stock at a price per share of $3.81 for gross proceeds in the amount of approximately $2,616,108. The issuance of these securities was exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under the Securities Act. We made this determination based on the representations of the Investors which included, in pertinent part, that such Investors were) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such Investors were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Investors  understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In connection with the closing of the Private Placement, the Co-Placement Agents received a cash fee equal to 10% of the gross proceeds of the Private Placement plus non-accountable allowance equal to 3% of the gross proceeds, and Agent Warrants to purchase 351,934 shares of our common stock at a price per share of $3.05. The issuance of the Agent Warrants was exempt from registration pursuant to Section 4(2) of the Securities Act.  Such securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of the securities us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered.  We did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, Co-Placement Agent had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved and Removed)

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China BCT Pharmacy Group, Inc.

Dated: May 20, 2010	By:	/s/ Hui Tian Tang
Hui Tian Tang
Chief Executive Officer and Chairman
(principal executive officer)

	By:	/s/ Xiaoyan Zhang
Xiaoyan Zhang
Chief Financial Officer
(principal financial and accounting officer)