Form 10-Q
period 2010-06-30
China BCT Pharmacy Group, Inc.
filed 2010-08-16
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company.) ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

As of August 13, 2010 the registrant had 38,154,340 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Stated in US Dollars)

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Sales revenue	$47,492,718	$33,263,862	$81,521,596	$65,606,254
Cost of sales	34,879,110	24,745,489	60,046,311	48,239,284

Gross profit	12,613,608	8,518,373	21,475,285	17,366,970

Operating expenses
Administrative expenses	1,294,476	800,951	2,936,899	1,797,046
Research and development expenses	-	52,969	-	52,969
Selling expenses	1,059,916	805,304	2,086,435	1,663,990

Total operating expenses	2,354,392	1,659,224	5,023,334	3,514,005

Income from operations	10,259,216	6,859,149	16,451,951	13,852,965

Non-operating income (expense)
Interest income	4,023	8,985	4,142	9,091
Other income	28,667	-	126,707	-
Change in fair value of warrant liabilities	(418,027)	-	(706,810)	-
Other expenses	(1,387)	(6,875)	(40,699)	(9,470)
Finance costs	(264,480)	(262,165)	(477,609)	(558,340)
Total non-operating income (expense)	(651,204)	(260,055)	(1,094,269)	(558,719)

Income before income taxes	9,608,012	6,599,094	15,357,682	13,294,246
Income taxes	(2,475,603)	(1,327,867)	(3,981,108)	(3,016,250)

Net income	7,132,409	5,271,227	11,376,574	10,277,996

Other comprehensive income
Foreign currency translation
adjustments	(25,872)	14,428	(1,334)	(22,564)

Total comprehensive income	$7,106,537	$5,285,655	$11,375,240	$10,255,432

Earnings per share - basic	$0.19	$0.16	$0.30	$0.32

Earnings per share - diluted	$0.19	$0.16	$0.30	$0.32

Weighted average number of shares
outstanding - basic	38,119,340	32,000,000	37,942,936	32,000,000

Weighted average number of shares
outstanding - diluted	38,471,274	32,000,000	38,294,870	32,000,000

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Balance Sheets

(Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(*)
Assets
Current assets
Cash and cash equivalents	$16,497,408	$13,304,158
Restricted cash	925,537	1,155,779
Accounts receivable, net	47,299,779	35,410,039
Amounts due from related companies - note 12	5,494,140	4,275,586
Other receivables, prepayments and deposits	3,864,769	2,526,398
Inventories - note 7	13,703,101	8,745,525
Deferred income taxes	28,932	60,164
Total current assets	87,813,666	65,477,649

Property, plant and equipment, net - note 9	14,293,662	12,171,689
Goodwill - note 8	107,968	107,968
Other intangible assets, net - note 8	627,466	660,034
Land use rights, net - note 10	13,171,034	13,979,753
Deferred income taxes	696,149	663,699
Total assets	$116,709,945	$93,060,792

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Balance Sheets (Cont’d)

 (Stated in US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(*)
Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$30,195,846	$21,398,816
Other payables and accrued expenses	2,056,151	3,194,612
Amounts due to directors - note 11	696,294	1,008,111
Amounts due to related companies - note 12	65,108	128,579
Income tax payable	2,586,324	562,603
Secured bank loans - note 13	9,279,808	7,136,069
Other loans - note 14	152,157	2,361,258
Retirement benefit costs	46,939	59,158
Total current liabilities	45,078,627	35,849,206

Secured long-term bank loans - note 13	3,603,589	3,631,957
Warrant liabilities - note 15	2,562,229	-
Retirement benefit costs	226,515	201,320
Total liabilities	51,470,960	39,682,483

Commitments and contingencies - note 16

Stockholders’ Equity - notes 15, 17 and 18
Common stock: par value $0.001 per share; 100,000,000 shares authorized; 38,119,340 and 37,089,370 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	38,119	37,089
Additional paid-in capital	15,405,305	14,920,899
Statutory and other reserves	2,605,901	2,605,901
Accumulated other comprehensive income	2,108,936	2,110,270
Retained earnings	45,080,724	33,704,150
Total Stockholders’ Equity	65,238,985	53,378,309
Total Liabilities and Stockholders’ Equity	$116,709,945	$93,060,792

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Cash Flows

(Unaudited)

(Stated in US Dollars)

	Six months ended June 30
	2010	2009

Cash flows from operating activities :
Net income	$11,376,574	$10,277,996
Adjustments to reconcile net income to net cash
provided by operating activities :
Depreciation and amortization	574,981	561,730
Deferred income taxes	(1,218)	(10,383)
Gain on sale of land use right	(44,919)	-
Loss on sale of property, plant and equipment	-	306
Change in fair value of warrant liabilities	706,810	-
Share-based compensation expense	25,717	-
Changes in operating assets and liabilities, net of effects of acquisitions of retail stores :
Accounts receivable	(11,889,740)	(5,150,170)
Bills receivables	-	(10,722)
Other receivables, prepayments and deposits	(1,338,371)	(1,912,147)
Inventories	(3,116,638)	(2,675,366)
Accounts payable	8,797,030	3,455,277
Other payables and accrued expenses	(1,138,461)	2,034,756
Retirement benefit costs	12,976	-
Income tax payable	2,023,721	(503,341)
Total adjustments	(5,388,112)	(4,210,060)
Net cash flows provided by operating activities	$5,988,462	$6,067,936

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Cash Flows (Cont’d)

(Unaudited)

(Stated in US Dollars)

	Six months ended June 30
	2010	2009

Cash flows from investing activities :
Acquisition of property, plant and equipment	$(70,183)	$(201,509)
Payments to acquire retail stores	(4,278,998)	-
Proceeds from sale of property, plant and equipment	-	407
Proceeds from sale of land use right	697,495	-
Net cash flows used in investing activities	(3,651,686)	(201,102)

Cash flows from financing activities :
Advance/repayment activities with related companies, net	(1,133,858)	1,841,271
Proceeds received from private placement	2,315,138	-
Change in restricted cash	230,242	(4,621,471)
Repayments to directors	(311,817)	(161,077)
Proceeds from bank loans	6,865,560	8,781,340
Repayments of bank loans	(4,750,189)	(7,406,618)
Proceeds from other loans	35,208	-
Repayments of other loans	(2,392,476)	(511,210)

Net cash flows provided by (used in) financing activities	857,808	(2,077,765)

Effect of foreign currency translation on cash and cash equivalents	(1,334)	(4,293)

Net increase in cash and cash equivalents	3,193,250	3,784,776

Cash and cash equivalents - beginning of period	13,304,158	1,265,184

Cash and cash equivalents - end of period	$16,497,408	$5,049,960

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	$485,932	$542,612
Income taxes	$1,958,606	$3,530,288

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

(Stated in US Dollars)

				Statutory	Accumulated
	Common stock		Additional	and	other
	No. of		paid-in	surplus	comprehensive	Retained
	shares	Amount	capital	reserves	income	earnings	Total
Balance, December 31, 2009	37,089,370	$37,089	$14,920,899	$2,605,901	$2,110,270	$33,704,150	$53,378,309
Net income	-	-	-	-	-	11,376,574	11,376,574
Foreign currency translation
adjustments	-	-	-	-	(1,334)	-	(1,334)
Share-based compensation			25,717				25,717
Private placement	1,029,970	1,030	1,752,831	-	-	-	1,753,861
Reclassification	-	-	(1,294,142)	-	-	-	(1,294,142)

Balance, June 30, 2010	38,119,340	$38,119	$15,405,305	$2,605,901	$2,108,936	$45,080,724	$65,238,985

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Notes to Consolidated Financial Statements

(Unaudited)

(Stated in US Dollars)

1.           Corporate information

China BCT Pharmacy Group Inc. (the “Company”), formerly known as China Baicaotang Medicine and, previous to that, Limited Purden Lake Resource Corp., was incorporated in the State of Delaware on November 30, 2006 as a limited liability company.

The Company is principally engaged in the distribution, production, and retail sale of pharmaceutical products in the People’s Republic of China (the “PRC”).

Currently the Company has five subsidiaries:

		The Company’s
	Place/date of	effective
	incorporation or	ownership	Common stock/	Principal
Company name	establishment	interest	registered capital	activities

Ingenious Paragon Global Limited (“Ingenious”)	British Virgin Islands (“BVI”) / May 29, 2008	100%	Authorized, issued and fully paid 50,000 common shares of $1 par value each	Investment holding

Forever Well Asia Pacific Limited (“Forever Well”)	Hong Kong / January 10, 2008	100%	Authorized, issued and fully paid 10,000 common shares of HK$1 each	Investment holding

Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”)	PRC / April 3, 1986	100%	Registered and fully paid up capital RMB10 million	Investment holding and distribution of drugs

Guangxi Liuzhou Baicaotang Medicine (Retail Chain) Limited (“BCT Retail”)	PRC / October 30, 2001	100%	Registered and fully paid up capital RMB300,000	Retail of drugs

Guangxi Hefeng Pharmaceutical Company Limited (“Hefeng Pharmaceutical”)	PRC / September 18, 2000	100%	Registered and fully paid up capital RMB5,000,000	Production and sales of drugs

2.           Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements, included in our Annual Report on Form 10-K for the years ended December 31, 2009 and 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented herein have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

3.           Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of the Company, Ingenious, Forever Well, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of June 30, 2010 and December 31, 2009, the cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars were placed with banks in the PRC and Hong Kong. For those denominated in RMB, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Deposits in banks pledged as securities for bills payable (note 10) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses of all segments (Retail, Wholesales and Manufacturing) and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future for all segments.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, management establishes the general provisioning policy to make allowance equivalent to 40% of gross amount of trade receivables due between half and one year and 100% of gross amount of accounts receivable due over 1 year for all segments.  Additional specific provision is made against trade receivables whenever they are considered to be doubtful.

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

No provision for excess or obsolete inventory was made at June 30, 2010 or December 31, 2009.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives.  The principal depreciation rates are as follows :

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

Goodwill and intangible assets

The Company applies the provisions of FASB ASC 805, “Goodwill and Intangible Assets” (“FASB ASC 805”). Under FASB ASC 805, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually.

Goodwill, with an infinite useful life, is stated at cost less accumulated impairment.

Pharmaceutical licenses, customer contracts, trademarks, know-how and patents are stated at cost less accumulated amortization. Amortization is provided on a straight-line over their useful lives as follows :

Pharmaceutical licenses	10 years
Customer contracts, trademarks, know-how and patents	1–3 years

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the leases of 40 to 70 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with FASB ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”.  The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.  During the reporting period, the Company has not identified any indicators that would require testing for impairment.

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

Revenue from sales of the Company’s products in wholesales and manufacturing segments is recognized upon customer acceptance, which occur at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured.  We do not provide our customers with contractual rights of return for any of our products.  When there are any significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of sales agreement with its customer in order to determine whether any significant post-delivery performance obligations exist.  Currently, the sales under wholesale and manufacturing segments do not include any terms which may impose any significant post-delivery performance obligations to the Company.

Revenue from sales of the Company’s products in its retail segment is recognized upon customer acceptance, which occurs at the time the product is purchased by the retail customers at our retail stores with no significant post-delivery obligation on our part, and collection is reasonably assured.  The Company does not have a return policy allowing customers to return the products sold.   When there are any significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the rules and regulations relating to retail sales of drugs in the PRC in order to determine whether any significant post-delivery performance obligations exist.  Currently, the rules and regulations relating to retail sales of drugs in the PRC does not include any provisions which may impose any significant post-delivery performance obligations on the Company.

Revenue from sales of the Company’s product represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the Company’s finished product products.

Advertising, research and development expenses

Advertising and research and development expenses are charged to expense as incurred.

Retirement benefit costs

Liuzhou BCT adopted a retirement scheme to provide for eligible staff employed prior to April 23, 2002.  The eligible staff are entitled to receive certain amounts based on their years of service in Liuzhou BCT up to April 23, 2002, upon their termination of employment relationship with the Company or retirement.  The obligation of retirement benefit costs is recorded at the present value of the cost expected to settle the obligation and is recognized when the retirement scheme has been approved.  The staff employed after April 23, 2002 is not entitled to this retirement scheme.

Shipping and handling costs

Shipping and handling costs are charged to expense as incurred and are included in selling expenses.

Vendor allowances

The Company receives allowances from certain of its vendors whose products it purchases for resale.  These allowances are received for a variety of buying activities, including vendor programs such as volume purchase allowance.  Consideration received from a vendor is a reduction in the cost of the vendor’s products and is recognized as a reduction in the cost of sales and the related inventory.  The Company also receives promotional allowance funds for specific vendor-sponsored programs that are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the applicable agreements.

 Store opening costs

Costs incurred in connection with store start-up costs, such as travel for recruitment, training and setup of new store openings, are expensed as incurred.

Dividends

Dividends are recorded in the Company’s financial statements in the period in which they are declared.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FASB  ASC 740 "Income Taxes”.  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted FASB ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and amounts due from related companies.  As of June 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the six months ended June 30, 2010 and 2009, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s trade receivables.

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

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods.

Fair value of financial instruments

The Company adopted FASB ASC 820 on January 1, 2008.  The adoption of FASB ASC 820 did not materially impact the Company's financial position, results of operations or cash flows.

FASB ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected.  The carrying amounts of the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

Recently issued accounting pronouncements

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect a material impact on its consolidated condensed financial statements upon the adoption of the new accounting standard.

Accounting for Transfers of Financial Assets (Included in amended FASB ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended FASB ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends FASB ASC 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends FASB ASC 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of ASU 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

The FASB issued ASU No. 2010-02, “Consolidation (FASB ASC 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted FASB 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of FASB ASC 810-10 and removes the potential conflict between guidance in that section and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in FASB ASC 810-10). The adoption of this ASU update has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

4.           Finance costs
	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Bank and other loans interest	$242,903	$259,467	$439,165	$542,612
Bank charges	4,391	2,698	21,258	14,321
Finance charges from retirement
benefits costs	17,186	-	17,186	-
Others	-	-	-	1,407

	$264,480	$262,165	$477,609	$558,340

5.           Income taxes

United States

The Company is subject to the United States of America tax law at tax rates up to 34%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

BVI

Ingenious was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Forever Well is subject to the Hong Kong Profits tax at a tax rate of 16.5%. No provision for the Hong Kong Profits tax has been made as the Company had no taxable income in this jurisdiction since its incorporation.

PRC

Corporate income tax (“CIT”) to Baicaotang Medicine and Baicaotang Retail, was charged at 33%, of which 30% is for national tax and 3% is for local tax, of the assessable profits before 2008.  The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there is a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transition into the new tax rate over a five-year period beginning on the effective date of the CIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law. Accordingly, Liuzhou BCT and BCT Retail were subject to a tax rate of 25% starting from fiscal year 2008.

In accordance with the Circular of the State Council on Policies and Measures Pertaining to the Development of the Western Region (“DOWR”), the companies are entitled to preferential rate of 15% if it is engaged in the projects listed in Guiding Catalogue and the revenue derived from it account for the amount over 70% of total revenue.  As Hefeng Pharmaceutical met this DOWR requirement, it was approved by the tax authority and was granted a preferential tax rate of 15% for fiscal years 2003 to 2010. From fiscal year 2011, Hefeng Pharmaceutical will be subject to CIT at a rate of 25% under the new tax law.

6.           Earnings per share

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consists of warrants and options to the extent they are dilutive). For the three months and six months ended June 30, 2010, dilutive warrants to purchase 351,934 shares were included  in the diluted earnings per share calculations for those periods, and potentially dilutive options and warrants of 1,080,000 and 1,759,301, respectively, were excluded from the diluted loss per share calculation as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and warrants, and to have included them would have been anti-dilutive.

7.           Inventories
	June 30, 2010	December 31, 2009

Raw materials	$910,994	$722,109
Work-in-progress	158,718	148,954
Finished goods	12,633,389	7,874,462
	$13,703,101	$8,745,525

8.           Goodwill and other Intangible assets
	June 30, 2010	December 31, 2009
Goodwill
Acquisition of Hefeng	$107,968	$107,968
Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, know-how and patents	99,892	99,892
	989,818	989,818
Accumulated amortization	(362,352)	(329,784)
Net	$627,466	$660,034

During the six months ended June 30, 2010 and 2009, amortization amounted to $32,568 and $58,871, respectively.

9.	Property, plant and equipment, net

Property, plant and equipment are stated at cost, as follows:

	June 30, 2010	December 31, 2009

Buildings	$12,331,575	$12,331,575
Plant and machinery	1,297,625	1,291,734
Furniture, fixtures and equipment	2,866,909	374,615
Motor vehicles	377,190	367,132
	16,873,299	14,365,056
Accumulated depreciation	(2,930,690)	(2,544,420)
	13,942,609	11,820,636
Construction in progress	351,053	351,053

	$14,293,662	$12,171,689

(a)   An analysis of buildings, plant and machinery pledged to banks for banking loans (note 13(d)(i)) is as follows :

	June 30, 2010	December 31, 2009

Buildings	$7,639,401	$7,409,774
Accumulated depreciation	(1,403,736)	(1,290,533)

	$6,235,665	$6,119,241

10.           Land use rights
	June 30, 2010	December 31, 2009

Land use rights	$15,362,549	$16,039,294
Accumulated amortization	(2,191,515)	(2,059,541)

	$13,171,034	$13,979,753

The Company has obtained land use rights from the relevant PRC land authority for a period of 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of June 30, 2010 and December 31, 2009, land use rights with carrying amount of $6,201,715 and $6,205,140 respectively were pledged to a bank for the bank loans granted to the Company (note 13(d)(ii)).

During the six months ended June 30, 2010 and 2009, amortization amounted to $156,143 and $169,908, respectively.

During the period ended June 30, 2010, land use rights with carrying amounts of $652,576 were disposed of for consideration, net direct costs, of $697,495 resulting in a gain of $44,919.

11.           Amounts due to directors

The amounts are unsecured and repayable on demand. Except for the amounts of $636,493 as of June 30, 2010 and $836,084 as of December 31, 2009, which were interest bearing at fixed rates ranging from 6.96% to 8.16% per annum, the remaining balances are interest-free.

12.           Amounts due from/to related companies

The related companies are controlled by certain of the Company’s directors including of Mr. Hui Tian Tang, the Company’s Chief Executive Officer and chairman. These amounts are interest-free, unsecured and payable on demand.

13.           Secured bank loans

	June 30, 2010	December 31, 2009

Short-term loans - Note 13(a)	$9,212,760	$7,070,940
Current maturities of long-term bank loan	67,048	65,129

	$9,279,808	$7,136,069

Long-term bank loans - note 13(b)	3,670,637	3,697,086
Less: current maturities	(67,048)	(65,129)

	$3,603,589	$3,631,957

(a)	The weighted average interest rates for short-term loans as of June 30, 2010 and December 31, 2009 were 6.34% and 7.14% per annum, respectively.

(b)	The long term loans as of June 30, 2010 were interest bearing at variable rates ranging from HIBOR plus 6.48% to HIBOR plus 7.74% per annum respectively.

(c)	As of June 30, 2010, the Company’s banking facilities were composed of the following :

Facilities granted	Granted	Amount Utilized	Unused

Secured bank loans	$12,883,397	$12,883,397	$-

(d)	As of June 30, 2010, the above bank loans were secured by the following :

(i)	Buildings, plant and machinery with carrying value of $6,235,665 (note 9);

(ii)	Land use rights with carrying value of $6,201,715 (note 10); and

(iii)	Buildings and land use rights owned by the related companies which are controlled by certain of the Company’s directors.

(e)	Long-term borrowings are repayable as follows :

	June 30, 2010	December 31, 2009

Within one year	$67,048	$66,386
After one year but within two years	3,373,163	1,757,354
After two years but within three years	78,207	1,689,590
After three years but within four years	84,464	81,920
After four years but within five years	67,755	88,429
After five years	-	14,664
	$3,670,637	$3,698,343

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

14.           Other loans
	June 30 2010	December 31,2009
Interest bearing
- staff - note 14(a)	$-	$377,067
- third parties - note 14(a)	152,157	1,544,091

	152,157	1,921,158
Non interest bearing
- third parties	-	440,100
	$152,157	$2,361,258

(a)	Interest bearing at a fixed rate of 4% to 7.2% per annum.

(b)	All the other loans are unsecured and repayable on demand.

15.           Warrant liabilities

As of December 30, 2009, the Company completed a private placement of 2,489,370 shares of common stock and five-year warrants to purchase up to 1,244,368 shares of common stock (“First Batch Warrants”) at an exercise price of $3.81 per share for gross proceeds of $6,322,952 which includes related issuance expenses of $1,016,290. In accordance with FASB ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as financial derivative liabilities at fair value for each reporting period.  However, the Company considered the amount to be immaterial to the financial statements for the year ended December 31, 2009 as the fair value of First Batch Warrants was $1,294,142 as of December 31, 2009, thus, the net proceeds were allocated to First Batch Warrants resulting in the entire amount recorded as equity.

Upon the completion of a private placement as of February 1, 2010, as stated in Note 17(a), of which five-year warrants to purchase up to 514,933 shares of common stock (“Second Batch Warrants”) were issued to investors and should be classified as financial derivative liabilities at fair value for each reporting period in accordance with FASB ASC 815, the Company determined that the aggregate fair value of warrants issued as of February 1, 2010 was material to the financial statements for the three months ended March 31, 2010.  Accordingly, a reallocation was made for the fair value of First Batch Warrants as of December 31, 2009 amounting to $1,294,142 from the Company’s equity to warrant liabilities as of February 1, 2010.  For the Second Batch Warrants, part of the net proceeds amounting to $561,277, representing the fair value as of February 1, 2010, was allocated to warrant liabilities at initial recognition.

The fair value of the warrants was calculated using the binomial model. The assumptions that were used to calculate fair value of First Batch Warrants and Second Batch Warrants as of June 30, 2010 are as follows:

·	Expected volatility of 50%
·	Expected dividend yield of 0%
·	Risk-free interest rate of 3.379%
·	Expected lives of 4.50 years and 4.59 years for First Batch Warrants and Second Batch Warrants respectively
·	Exercise price of $3.81 per share

As of June 30, 2010, the fair value of warrant liabilities was $2,562,229 and corresponding loss on change in fair value of warrant liabilities of $706,810 was recognized in the Company’s statement of operations for the three months ended June 30, 2010.

Warrants issued and outstanding, all of which are exercisable at June 30, 2010, are summarized as follows:

Number of shares
First Batch Warrants	1,244,368
Second Batch Warrants	514,933
1,759,301

16.           Commitments and contingencies

a.	Capital commitment

As of June 30, 2010, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the condensed consolidated financial statements.

b.	Operating lease commitments

As of June 30, 2010, the Company had non-cancelable operating leases for its retail shops and future minimum lease payments to be paid are as follows:

Year

2010	$430,273
2011	842,452
2012	744,909
2013 and thereafter	167,574

$2,185,208

The rental expense relating to the operating leases was $334,439 and $136,534 for the period ended June 30, 2010 and 2009, respectively.

c.	Operating lease arrangement

As of June 30, 2010, the Company leases its retail stores in PRC under an operating lease arrangement until 2010. Future minimum lease payments to be received under non-cancelable operating leases are as follows:-
	June 30, 2010	December 31, 2009

Within one year	$133,027	$11,903
After one year but within two years	15,118	-
After two years but within three years	13,326	-

Total	$161,471	$11,903

d.	Employment agreements

During the 2nd quarter, the Company into employment agreements with Hui Tian Tang, the Company’s CEO, and Xiaoyan Zhang, the Company’s CFO.  The employment agreements were approved by the board of directors and Compensation Committee.  The following is a summary of the material provisions of the employment agreements for Mr. Tang and Ms. Zhang:

On May 18, 2010, the Company entered into a new employment agreement with Mr. Tang to employ him as CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which he will be paid RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and additional share-based compensation based upon our 2010 financial performance (see note 18).  The agreement may be terminated upon mutual agreement between the Company and Mr. Tang in writing.  In addition, the Company shall have the right to unilaterally terminate the agreement under certain circumstances, including, among other things, (i) serious violations of the labor laws or the rules or regulations of the Company; (ii) causing serious damage to the interests of the Company; or (iii) Mr. Tang is criminally prosecuted under the law.

The Company may also terminate the agreement by serving 30 days' prior written notice to Mr. Tang or giving Mr. Tang one month’s salary in lieu of notice in any one of the following circumstances: (i) where Mr. Tang, after undergoing a legally prescribed period of medical treatment and recuperation for an illness or a non-work-related injury, remains unable to carry out his job responsibilities; (ii) where Mr. Tang is unable to fulfill the duties of his position to the standards required under the terms of the agreement; or (iii) where the agreement cannot be performed due to any major changes of any objective circumstances, which includes, but is not limited to, a merger of the Company into another business entity, or sale or transfer by the Company of substantial portion of the assets it owns to third parties, a material adjustment in operative policy, or a declaration of bankruptcy, dissolution or liquation by the Company.

Mr. Tang may terminate the agreement during the term upon 30 days prior written notice to the Company.  In addition, Mr. Tang may terminate the agreement in certain circumstances, including if (i) the Company fails to pay the social insurance premiums for Mr. Tang in accordance with the law; (ii) the Company forces Mr. Tang to work by means of violence or intimidation; or (iii) the Company fails to pay labor remuneration in full and on time or fails to provide the labor protection or working conditions as agreed under the agreement.

On May 18, 2010, the Company entered into a new employment agreement with Ms. Zhang to employ her as CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and additional share-based compensation based upon our 2010 financial performance (see note 18).

The agreement may be terminated upon mutual agreement between the Company and Ms. Zhang in writing.  In addition, the Company shall have right to unilaterally terminate the agreement under certain circumstances, including, among other things, (i) serious violations of the labor laws or the rules or regulations of the Company; (ii) causing serious damage to the interests of the Company; or (iii) Ms. Zhang is criminally prosecuted under the law.

The Company may terminate the agreement by serving 30 days' prior written notice to Ms. Zhang or giving Ms. Zhang one month’s salary in lieu of notice in any one of the following circumstances: (i) where Ms. Zhang, after undergoing a legally prescribed period of medical treatment and recuperation for an illness or a non-work-related injury, remains unable to carry out her job responsibilities; (ii) where Ms. Zhang is unable to fulfill the duties of her position to the standards required under the terms of the agreement; or (iii) where the agreement cannot be performed due to any major changes of any objective circumstances, which includes, but is not limited to, a merger of the Company into another business entity, or sale or transfer by the Company of substantial portion of the assets it owns to third parties, a material adjustment in operative policy, or a declaration of bankruptcy, dissolution or liquation by the Company.

Ms. Zhang may terminate the agreement during the term upon 30 days prior written notice to the Company.  In addition, Ms. Zhang may terminate the agreement in certain circumstances, including if (i) the Company fails to pay the social insurance premiums for Ms. Zhang in accordance with the law; (ii) the Company forces Ms. Zhang to work by means of violence or intimidation; or (iii) the Company fails to pay labor remuneration in full and on time or fails to provide the labor protection or working conditions as agreed under the agreement.

17.           Common stock and additional paid-in capital

	Number of shares	Amount	Additional paid-in capital

Balance, January 1, 2010	$37,089,370	$37,089	$14,920,899
Share-based compensation expense - note 18	-	-	25,717
Reclassification - note 15	-	-	(1,294,142)
Private placement - note 17(a)	1,029,970	1,030	1,752,831
Balance, June 30, 2010	$38,119,340	$38,119	$15,405,305

(a)
As of February 1, 2010, the Company completed a private placement of 1,029,970 shares of common stock and warrants to purchase up to 514,933 shares of common stock at an exercise price of $3.81 per share for gross proceeds of $2,616,108 which includes related issuance expenses of $300,970.  In accordance with FASB ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as financial derivative liabilities at fair value for each reporting period. Part of the net proceeds amounting to $561,277 was allocated to warrant liabilities with the remaining balance of $1,753,861 recorded in the Company’s equity at initial recognition. See also note 15.

18.           Stock option arrangements

On June 27, 2010, we adopted the China BCT Pharmacy Group, Inc. 2010 Omnibus Securities and Incentive Plan (the “Plan”) for the benefit of our employees, nonemployee directors and consultants and the employees, nonemployee directors and consultants of its affiliates, for purposes of assisting us to attract, retain and provide incentives to key management employees and nonemployee directors of, and non-employee consultants to, us and our affiliates, and to align the interests of such individuals with those of our stockholders. Accordingly, the Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided in the Plan.

On June 27, 2010, we granted options under the Plan to two executive employees. The options vest and become exercisable with respect to all of the shares only if our after-tax net income for fiscal 2010 equals at least U.S. $26,000,000 (excluding any non-cash expenses) (the “2010 Income Target”), determined on the basis of our audited financial statements for our 2010 fiscal year, as confirmed by our independent auditor in their report on said financial statements (the “Audit Report”).  If the 2010 Income Target is met, the options shall vest and become exercisable on the date on which the Audit Report is dated, and if the options do not become exercisable due to the failure to meet the 2010 Income Target, the option shall terminate on the date on which the Audit Report is dated.

The fair value of options granted for the period ended June 30, 2010 was $1,774,440 at the grant date. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of June 27, 2010 were: 0% dividend yield, expected volatility of 30%, risk-free interest rate of 4.78% and expected lives of ten years. The Company expensed $25,717 in share-based compensation included in administrative expense for the period ended June 30, 2010 based upon the conclusion of management that it is probable the 2010 Income Target will be achieved.  The remaining compensation cost of $1,748,723 related to non-vested awards will be recognized over the implied remaining requisite service period of July 1, 2010 through March 1, 2011 for both options.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at June 30, 2010 had no intrinsic value because the Company’s stock price was lower than all option exercise prices.  A summary of the Company’s stock options issued and outstanding as of and for the period ended June 30, is presented below:

	Number of options	Exercise Price

Stock options granted and outstanding	1,080,000	$4.00

19.           Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% to employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $225,548 and $246,953 for the six months ended June 30, 2010 and 2009, respectively.

20.           Acquisitions of retail stores

During the second quarter of 2010, the Company finalized the purchase of 59  retail stores from three separate sellers. The total consideration paid for the stores was cash of $4,278,998. Based upon the reports of licensed business appraisers retained by the Company, the purchase price was allocated to the net assets acquired, as follows:

Inventory	$1,840,938
Store improvements and equipment	2,438,060

Total	$4,278,998

21.           Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Pharmaceutical distribution, retail pharmacy and manufacturing pharmacy segments and operating results of the Company and, as such, the Company has determined that the Company has three operating segments as defined by FASB ASC 280, “Segments Reporting”: Pharmaceutical distribution, pharmaceutical distributions, retail pharmacy and pharmacy manufacturing.

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Sales
Wholesale	$33,347,366	$24,273,987	$56,666,289	$47,739,553
Retail	11,611,241	6,880,885	20,513,865	13,768,429
Manufacturing	2,534,111	2,108,990	4,441,442	4,098,272
	$47,492,718	$33,263,862	$81,621,596	$65,606,254

Total intersegment revenue for the three months ended June 30, 2010 and 2009 was $9,125,784 and $4,803,784, respectively. Total intersegment revenue for the six months ended June 20, 2010 and 2009 was $15,774,510 and 10,419,393 respectively.

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating Income
Wholesale	$6,085,974	$4,244,160	$9,508,069	$8,273,687
Retail	3,066,440	1,550,899	4,837,011	3,198,921
Manufacturing	1,386,825	816,216	2,396,070	1,835,746
	$10,539,239	$6,611,275	$16,741,150	$13,308,354

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Depreciation and Amortization Expenses
Wholesale	$94,320	$144,703	$292,350	$265,895
Retail	10,118	307	11,408	1,227
Manufacturing	146,143	115,859	271,223	294,608
	$250,581	$260,869	$574,981	$561,730

	June 30,	December 31,
	2010	2009

Assets
Wholesale	$86,895,215	$68,252,951
Retail	12,876,434	9,184,032
Manufacturing	16,244,322	10,319,034
	$116,015,971	$87,756,017

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009

Total consolidated revenue	$47,492,718	$33,263,862	$81,521,596	$65,606,254

Total profit for reportable
segments	$10,539,239	$6,611,275	$16,741,150	$13,308,354
Unallocated amounts relating to
operations:
Change in fair value of warrant liabilities	(418,027)	-	(706,810)	-
Other general expenses	(512,929)	(12,000)	(674,046)	(12,000)
Finance costs	(271)	(181)	(2,612)	(2,108)

Income before income taxes	$9,608,012	$6,599,094	$15,357,682	$13,294,246

	June 30,	December 31,
	2010	2009
Assets

Total assets for reportable segments	$116,015,971	$87,756,017
Cash and cash equivalents	518,173	5,078,973
Other receivables	175,801	225,802
	$116,709,945	$93,060,792

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

22.           Subsequent events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Pharmaceutical distribution segment:

We provide a comprehensive offering of pharmaceutical and healthcare product, included branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instrument from manufacturers and suppliers through distribution to its customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for the other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the three months and six months ended June 30, 2010, our pharmaceutical distribution segment accounted for approximately 70.2% and 69.4% of our total revenue after elimination of inter-segment sales.  The terms of our distribution agreements vary between supplier and vary in terms of payment period, arrangement of delivery, pricing and quality requirements.  The general payment period terms vary from advance deposit, to cash on delivery, and to payment up to 90 days from the date of delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check. Our top 10 suppliers in our pharmaceutical distribution segment accounted for 16% of our purchases in 2010.

Retail pharmacy segment:

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 125 directly owned retail stores under the registered name “Baicaotang 百草堂.”  Our retail stores provide high-quality convenient and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical products and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance scheme. There is no difference in the sales price of our products based upon the type of payment.  No co-payment is collected with respect to payments by medi-card. For the three months and six months ended June 30, 2010, our retail pharmacy segment accounted for approximately 24.5% and 25.2%  of our total revenue after  elimination of the inter-segment sales.

The following table sets forth the breakdown of account receivables for our retail pharmacy segment as of March 31, 2010 and December 31, 2009:

	As of March 31,	As of December 31,
	2010	2009
Payor
National Program	$290	$295

Our billing system does not currently have the capacity to generate an ageing schedule for all of our receivables. Nevertheless, we are able to create ageing schedules by reference to data from our accounting system.   In order to get reimbursement from the National insurance program, we have to extract the total amount of sales derived from the amount spent by insurance card under our billing system. Our system is linked with the one at National Program. At the end of each month, we reconcile our records with those of the National Program and send invoices to it for reimbursement.  Once amounts are confirmed by the National Program, such amounts due for the current month are available for reimbursement.  No allowance for bad debts has been made as medi-card reimbursement under the national insurance program is assured.

Manufacturing pharmacy segment:

On December 31, 2007, in order to diversify its business activities, Liuzhou BCT entered into an agreement with Li Jing Hua to acquire 100% of Hefeng Pharmaceutical at a consideration of RMB36,340,064 (equivalent to $4,982,223) which was satisfied by issuance of 13.44% of the registered capital of Liuzhou BCT.  The acquisition was completed on January 2, 2008.  Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 2.5 billion packages; (3) pill formulation unit with annual production capacity of 3.6 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.   For the three and six months ended June 30, 2010, our manufacturing pharmacy segment accounted for approximately 5.5% and 5.4%  of our total revenue after elimination of the inter-segment sales.

Growth Strategy

At the distribution side of our business, we plan to further focus on gaining more exclusive distribution contracts with hospitals in order to sustain a healthy profit margin without sacrificing an over 20% annual growth rate. The successful bidding with Liujiang County Chinese Medicine hospital for its exclusive distribution right has complied well with our business strategy.

We currently plan to selectively acquire drugstore chains or independently operated drugstores that complement our existing store network or help us to establish a presence in new markets. In particular, we plan to grow through first acquiring similar businesses in the rural areas and the cities in Guangxi province and then acquiring business targets outside of the Guangxi province. We target retail chains or individual stores in prime locations and with good brand names, well-developed facilities and customer bases that are complementary to ours, and which are commercially attractive. We believe that our relationship with many industry participants and our knowledge of, and operational expertise in, the drugstore market in China will assist us in making acquisitions. We also believe that we can rapidly and successfully integrate newly acquired stores into our current distribution network and quickly realize operating and financial benefits.

We intend to continuously spend a total of approximately $21.5 million for the opening of additional chain stores for the rest of 2010 and 2011.  In order to satisfy and fully implement our growth strategy, we intend to finance the transaction by equity or debt financing.  However, there are no assurances that such financing will be available or available on terms acceptable to us.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.  During the first six months of 2010, we acquired 59 stores in total.

At our manufacturing side of the business, we invested around $200,000 in a new drug line of Compound Diphenoxylate tablets in May of 2010.  Although it’s still on a trial run, it has already started making a contribution to our manufacturer’s segment revenue.  Compound Diphenoxylate tablets are used for diarrhea, which is a common symptom in China. The Chinese government places quotas on raw material producers for Compound Diphenoxylate Tablets, but does not limit producers who have both production licenses for raw material and finished drugs.  There are only two licensed raw material producers of this kind, and Hefeng Pharmaceutical is one of the two.  Moreover, Hefeng Pharmaceutical also has a production license for finished Compound Diphenoxylate Tablets.  Therefore, Hefeng Pharmaceutical is the only producer in China who owns a production license for both raw material of and finished Compound Diphenoxylate Tablets.  It is expected that the drug alone can contribute $1.8 million of revenue to Hefeng Pharmaceutical’s revenue annually.

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to three months ended June 30, 2009

The following table sets forth the key components of our results of operations for the periods indicated .

	Three months ended June 30,
	2010	% of total revenue	2009	% of total revenue
Sales revenue	$47,492	100.0	$33,264	100.0
Cost of sales	34,879	73.4	24,746	74.4

Gross profit	12,613	26.6	8,518	25.6

Operating expenses
Administrative expenses	1,294	2.8	801	2.5
Research and development expenses	-	-	53	-
Selling expenses	1,060	2.2	805	2.5
Total operating expenses	2,354	5.0	1,659	5.0

Income from operations	10,259	21.6	6,859	20.6

Non-operating income (expense)
Interest income	4	-	9	-
Other income	29	-	-	-
Change in fair value of warrants-liabilities	(418)	(0.9)	-	-
Other expenses	(1)	-	(7)	-
Finance costs	(265)	(0.6)	(262)	(0.8)
Total non-operating income (expense)	(651)	(1.5)	(260)	(0.8)

Income before income taxes	9,608	20.2	6,599	19.8
Income taxes	(2,476)	(5.2)	(1,328)	(4.0)
Net income	7,132	15.0	5,271	15.8
Other comprehensive income
Foreign currency translation adjustments	(26)	-	(14)	-
Total comprehensive income	$7,106	15.0	$5,285	15.8

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended June 30, 2010 and June 30, 2009.

	Three months ended June 30,
	2010	%	2009	%
External Segment revenue
Pharmaceutical distribution	$33,348	70.2	$24,275	73.0
Retail pharmacy	11,611	24.5	6,880	20.7
Manufacturing pharmacy	2,534	5.3	2,109	6.3
	$47,493	100.0	$33,264	100.0

Sales Revenue.

During the three months ended June 30, 2010, we had sales revenue of $47.5 million, as compared to sales revenue of $33.3 million during the three months ended June 30, 2009, an increase of $14.3 million or approximately 43.1%. This increase was mainly attributable to the respective increase in sales revenue of $9.0 million and $4.7 million from our distribution segment and our retail segment during the period.

Pharmaceutical distribution segment

We derive the majority of our revenue from our pharmaceutical distribution segment from sales of pharmaceutical products to our customers. We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, western and traditional Chinese medicines, as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Three months ended June 30,
	2010	% of Sales	2009	% of Sales

Hospitals	$25,633	76.9	$14,479	59.6
Other drug stores	51	0.2	33	0.2
Clinics and health care centre	3,954	11.9	1,535	6.3
Distributors and others	3,710	11.0	8,227	33.9
Total	$33,348	100.0	$24,274	100.0

Revenue from our pharmaceutical distribution segment increased by $9.0 million or 37.0% from $24.3 million for the three months ended June 30, 2009 to $33.3 million for the three months ended June 30, 2010. The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of $11.1 million in sales to hospitals and offset by a decrease in sales to distributors by $4.5 million as a result of more of our resources being allocated for the development of hospital customers. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance scheme and the implementation of the New Rural Corporative-Medicare program for rural population for which we won the six city and townships’ distribution business bid from this program in the middle of 2009.

Retail pharmacy segment.

Revenue from our retail pharmacy segment increased by $4.7 million or 68.8% from $6.9 million for the three months ended June 30, 2009 to $11.6 million for the three months June 30, 2010.  The increase in sales volume was primarily attributed to the sales resulted from the opening of 59 stores acquired during the period. In addition, revenues derived from five stores which opened in the second half of 2009 also contributed to the growth of the sales.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Three months ended June 30,
	2010	2009

Existing stores (1)	$8,207	$6,880
New stores (2)	3,404	-
Total (include closed stores)	11,611	6,880

No. of stores	125	61

(1) One store was closed during the three months ended June 30, 2010 and no sales derived for the three months ended June 30, 2010. The sales derived from that store for the three months ended June 30, 2009 was $110,039.

(2) Represent the 59 stores opened during the three months period ended June 30, 2010 and 5 stores opened after period ended June 30, 2009 together.

Manufacturing pharmacy segment

Revenue from our manufacturing pharmacy segment increased by 19% from $2.1 million for the three months ended June 30, 2009 to $2.5 million for the three months ended June 30, 2010. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was attributed to the increase in sales through the penetration of sales to new distributors as a result of efforts made by our sales representatives.

Cost of Sales.  Cost of sales was $34.9 million for the three months ended June 30, 2010 as compared to $24.7 million for the three months ended June 30, 2009, representing an increase of $10.2 million. Our cost of sales consist the cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs. The increase was primarily due to an increase in the costs of purchasing merchandise following the increase in our revenue.

Gross Profits.

Gross profit was $12.6 million for the three months ended June 30, 2010 as compared to $8.5 million for the three months ended June 30, 2009, representing an increase of $4.1 million or approximately 48.2%.  Our gross profit margin was 26.6% and 25.6% for the six months ended June 30, 2010 and June 30, 2009, respectively. The slight increase in profit margin was mainly attributed to the increase of the portion of sales from the retail segment in which a relatively higher gross profit margin was contributed.

Pharmaceutical distribution segment

The respective gross margin for our pharmaceutical distribution segment was approximately 21.8% and 22.3 % for the three months ended June 30, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise and the gross profits has no major changes between the respective periods.

Retail pharmacy segment

The respective gross margin for our retail pharmacy segment was approximately 32.1% and 28.4% for the three months ended June 30, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  The increase in gross profits was attributed to the increase in portion of the private label products which has higher gross profits.

Manufacturing pharmacy segment

The respective gross profit margin for our manufacturing segment was approximately 65.2% and 63.3% for the three months ended June 30, 2010 and 2009, respectively. The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs.  There was no material price change for the cost of sales and our prices, and the gross profit was stable for each of our manufactured products.  The increase was mainly due to the concentration of more products with a higher profit margin.

Selling, Research and Development and Administrative Expenses

Selling, research and administrative expenses totaled $2.4 million for the three months ended June 30, 2010, as compared to $1.7 million for the three months ended June 30, 2009, representing an increase of $0.7 million or approximately 41.2%. The increase was attributed to the increase of administrative expenses and selling expenses by $0.5 million and $0.2 million respectively.

Selling Expenses

Selling expenses increased by 30.9% from $0.81 million for the three months ended June 30, 2009 to $1.06 million for the three months ended June 30, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare in connection with our increased sales and marketing activities. The percentage of our distribution and selling expenses to our total revenue decreased slightly from 2.4% to 2.2%.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 38.9% from $0.36 million for the three months ended June 30, 2009 to $0.50 million for the three months ended June 30, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, and payment for staff welfare in connection with our marketing activities by $0.15 million

Retail pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment increased by 69.2% from $0.26 million for the three months ended June 30, 2009 to $0.44 million for the three months ended June 30, 2010. The increase was primarily due to the increase in our salaries of retail staff by $0.18 million upon an increase in the number of staff after the acquisition of new stores during the period .

Manufacturing pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment decreased by 33.3% from $0.18 million for the three months ended June 30, 2009 to $0.12 million for the three months ended June 30, 2010. The decrease was  primarily due to the reduction in commissions by $0.05 million.

Administrative expenses

Administrative expenses increased by 62.5% from $0.8 million for the three months ended June 30, 2009 to $1.3 million for the three months ended June 30, 2010. The increase in administrative expenses for the three months ended June 30, 2010 was primarily due to an increase in staff cost inclusive of wages and salaries and staff benefits and rental charges in connection with the opening of new stores.  This constituted approximately $0.69 million. Further, there was an increase in the incurrence of fees and salaries in connection with the compliance of being a public company of $0.2 million. The percentage of our administrative expenses to our total revenue increased slightly from 2.4% in 2009 to 2.7% in 2010 and was mainly attributed to the increase in salary level.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment increased by $0.11 million or 22.5% from $0.49 million for the three months ended June 30, 2009 to $0.60 million for the three months ended June 30, 2010. The increase was primarily due to the increase in staff cost inclusive of wages and salaries and staff benefits.

Retail pharmacy segment

The administrative expenses of our retail pharmaceutical distribution segment increased by $0.17 million or 130.8.% from $0.13 million for the three months ended June 30, 2009 to $0.30 million for the three months ended June 30, 2010. The increase was primarily attributable to the increase of rental charges by $0.17 million upon the opening of new stores.

Manufacturing pharmacy segment

The administrative expenses of our manufacturing segment decreased by $0.03 million or 20% from $0.15 million for the three months ended June 30, 2009 to $0.12 million for the three months ended June 30, 2010. The decrease was primarily due to the reduction of amortization charges

Research and development

Research and development expenses was $0.05 million for the three months ended June 30, 2009 while no expenses were incurred for the three months ended June 30, 2010.  We only incur the expenditures on research and development for our pharmacy manufacturing segment. In prior years, most expenditures were spent in connection with the initial phase of research and the feasibility of development of certain attributes was uncertain and we are evaluating the potential of the development and no expenditures were spent during the three months ended June 30, 2010.

Change in fair value of warrants

For the three months ended June 30, 2010, we incurred a non-cash charge of $0.4 million unrelated to the our operations which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before income tax

As a result of the foregoing, our income before income tax increased by 45.5% to $9.6 million for the three months ended June 30, 2010 compared to $6.6 million for the same period in 2009. The percentage of our income before income tax to total revenue was  20.2% in 2010 as compared to 20.3% in 2010 and no material change was resulted.

Pharmaceutical distribution segment

Our income before income tax from distribution operations increased by 45.2% from $4.2 million for the three months ended June 30, 2009, to $6.1 million for the three months ended June 30, 2010. The profit margin increased to 18.2% from 17.2%

Retail pharmacy segment

Our income before income tax from retail pharmacy segment operations increased by 112.5% from $1.6 million for the three months ended June 30, 2009, to $3.1 million for the three months ended June 30, 2010 due to the substantial increase in sales upon the acquisition of stores. The profit margin increased to 24.5% from 23.7%.

Manufacturing pharmacy segment

Our income before income tax from the pharmacy manufacturing segment operations increased by 75.0% from $0.8 million for the three  months ended June 30, 2009, to $1.4 million for the three months ended June 30, 2010. The profit margin increased to 54.4% from 38.2%.

Net Income

As a result of the above factors, we had net income of $7.1 million for the three months ended June 30, 2010 as compared to $5.3 million for the three months ended June 30, 2009, representing an increase of $1.8 million or approximately 34.0%.  For the three months ended June 30, 2010 our net income was impacted by a non-cash charge of $0.4 million inclusive of warrant liabilities and share based compensation.  Excluding this $0.4 million non-cash charge, our net income for the six months ended June 30, 2010 would have been $7.5 million, representing an increase of 41.5% from the same period in 2009.

Earning per share

For the three months ended June 30, 2010, our basic earnings per share was $0.19, representing an increase of 18.8%, compared the same period in 2009

Six months ended June 30, 2010 compared to six months ended June 30, 2009

The following table sets forth the key components of our results of operations for the periods indicated .

	Six months ended June 30,
	2010	% of total sales revenue	2009	% of total sales revenue

Sales revenue	$81,521	100.0	$65,606	100.0
Cost of sales	60,046	73.6	48,239	73.5

Gross profit	21,475	26.4	17,367	26.5

Operating expenses
Administrative expenses	2,937	3.6	1,797	2.8
Research and development expenses	-	-	53	-
Selling expenses	2,086	2.6	1,664	2.6
Total operating expenses	5,023	6.2	3,514	5.4

Income from operations	16,452	20.2	13,853	21.1

Non-operating income (expense)
Interest income	4	-	9	-
Other income	127	-	-	-
Change in fair value of warrants liabilities	(707)	(0.8)	-	-
Other expenses	(40)	-	(10)	-
Finance costs	(478)	(0.5)	(558)	(0.8)
Total non-operating income (expense)	(1,094)	(1.3)	(559)	(0.8)

Income before income taxes	15,358	18.9	13,294	20.3
Income taxes	(3,981)	(4.9)	(3,016)	(4.6)
Net income	11,377	14.0	10,278	15.7
Other comprehensive income
Foreign currency translation adjustments	(1)	-	(23)	-
Total comprehensive income	$11,376	14.0	$10,255	15.7

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total sales revenue, as well as our inter-segment sales for the six months ended June 30, 2010 and June 30, 2009.  For the six months ended June 30, 2010, we had approximately $15.8 million of inter-segment revenue, which includes approximately $15.4 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.4  million in sales from our manufacturing pharmacy segment to our distribution pharmacy segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Six months ended June 30,
	2010	% of total sales revenue	2009	% or total sales revenue
External Segment revenue
Pharmaceutical distribution	$56,566	69.4	$47,740	72.8
Retail pharmacy	20,514	25.2	13,768	21.0
Manufacturing pharmacy	4,441	5.4	4,098	6.2
	$81,521	100.0	$65,606	100.0

Inter-segment revenue	$15,774		$10,419

Sales Revenue

During the six months ended June 30, 2010, we had sales revenue of $81.5 million, as compared to sales revenue of $65.6 million during the six months ended June 30, 2009, an increase of $15.9 million or approximately 24.2%. This increase was mainly attributable to the respective increase in sales revenue of $8.8 million and $6.7 million from our distribution segment and our retail segment during the period.

Pharmaceutical distribution segment

We derive the majority of our revenue from our pharmaceutical distribution segment from sales of pharmaceutical products to our customers. We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, western and traditional Chinese medicines, as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Six months ended June 30,
	2010	% of Sales	2009	% of Sales

Hospitals	$44,040	77.8	$29,229	61.2
Other drug stores	118	0.2	93	0.2
Clinics and health care centre	5,014	8.9	2,796	5.9
Distributors and others	7,394	13.1	15,622	32.7
Total	$56,566	100.0	$47,740	100.0

Revenue from our pharmaceutical distribution segment increased by 18.5% from $47.8 million for the six months ended June 30, 2009 to $56.6 million for the six months ended June 30, 2010. The increase in revenue of $8.8 million is the result of the increase in volume by $14.8 million and offset by the reduction in price level by $6.0 million.  The average reduction in price is attributed to the change in prices paid by hospitals based upon the PRC Government-mandated collective tender process. The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of $14.8 million in sales to hospitals and offset by a decrease in sales to distributors by $8.2 million as a result of more of our resources being allocated for the development of hospital customers. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan and the implementation of the New Rural Corporative-Medicare plan for rural population for which we won the six city and townships’ distribution business bid from this plan in the middle of 2009.

Retail pharmacy segment.

Revenue from our retail pharmacy segment increased by 49.0% from $13.8 million for the six months ended June 30, 2009 to $20.5 million for the six months June 30, 2010. The increase in revenue resulted from the increase in sales volume by $6 million and the general increase in our prices by approximately $0.7 million. The slight increase in our retail prices was the result of the adjustment of our selling prices in accordance with the increased cost of merchandise. The increase in sales volume was primarily attributed to the sales which resulted from the opening of 59 stores acquired during the period. In addition, revenues derived from five stores which opened in the second half of 2009 also contributed to the growth of the sales. In addition to acquisition, the growth was derived partly by the  increase of sales through medi-care insurance cards as a result of an increase in the portion of pharmacy products entitled to be reimbursed by the PRC government, as well as an increase in the number of people covered by insurance. Further, in the first quarter of 2010 we held increased marketing campaigns with our vendors to boost sales.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Six months ended June 30,
	2010	2009

Existing stores (1)	$16,622	$13,768
New stores (2)	3,892	-
Total (include closed stores)	20,514	13,768

No. of stores	125	61

(1) One store was closed during the six months ended June 30, 2010 and one store had been closed after June 30, 2009. The sales derived from that store for the six months ended June 30, 2010 was $217,950 while another store closed after June 30, 2009 and represented sales of $107,910 for the period ended June 30, 2009.

(2) Represent the 60 stores opened during the six months period ended June 30, 2010 and 5 stores opened after period ended June 30, 2009 together.

Manufacturing pharmacy segment

Revenue from our manufacturing pharmacy segment increased by 7.3% from $4.1 million for the six months ended June 30, 2009 to $4.4 million for the six months ended June 30, 2010. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was attributed to the increase in sales through the penetration of sales to new distributors as a result of efforts made by our sales representatives.

Cost of Sales.  Cost of sales was $60.0 million for the six months ended June 30, 2010 as compared to $48.2 million for the six months ended June 30, 2010, representing an increase of $11.8 million. Our cost of sales consist of the cost of merchandise and raw materials and other costs. Other costs include direct labor and depreciation and miscellaneous costs. The increase was primarily due to higher costs of purchasing merchandise following the increase in our revenue.

Gross Profits

Gross profit was $21.5 million for the six months ended June 30, 2010 as compared to $17.4 million for the six months ended June 30, 2009, representing an increase of $4.1 million or approximately 23.6%.  Our gross profit margin was 26.3% and 26.5% for the six months ended June 30, 2010 and June 30, 2009 respectively. The gross profit margin was relatively stable in which we maintain the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The slight decrease in profit margin was mainly attributed to the reduction of gross margin from our distribution segment.

Pharmaceutical distribution segment

The respective gross margin for our pharmaceutical distribution segment was approximately 17.3% and 18.5% for the six months ended June 30, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise. In order to penetrate and capture the growth of the medical insurance plan, we attempted to satisfy the demand of hospital customers for both high-profit margin and low-profit margin products. This resulted in a slight decrease in the gross profit margin for the six months ended June 30, 2010 compared to the same period in 2009.

Retail pharmacy segment

The respective gross margin for our retail pharmacy segment was approximately 30.1% and 29.4% for the six months ended June 30, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  There was no significant change in gross profit between these two periods.

Manufacturing pharmacy segment

The respective gross margin for our manufacturing segment was approximately 60% and 60.4% for the six months ended June 30, 2010 and 2009, respectively. The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and miscellaneous costs.  There was no material price change for the cost of sales and our prices, and the gross profit was stable for each of our products manufactured.  The increase was mainly due to the concentration of more products with a higher profit margin.

Selling, Research and Development and Administrative Expenses

Selling, research and administrative expenses totaled $5.0 million for the six months ended June 30, 2010, as compared to $3.5 million for the six months ended June 30, 2009, representing an increase of $1.5 million or approximately 42.9%. The increase was attributed to the increase of administrative expenses and selling expenses by $1.1 million and $0.4 million, respectively.

Selling Expenses

Selling expenses increased by 25.4% from $1.7 million for the six months ended June 30, 2009 to $2.1 million for the six months ended June 30, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare in connection with our increased sales and marketing activities. The percentage of our distribution and selling expenses to our total revenue increased slightly from 2.5% to 2.6% and was primarily due to the increase of our efforts to penetrate and capture market share and the development of our acquisition strategy.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 33% from $0.84 million for the six months ended June 30, 2009 to $1.12 million for the six months ended June 30, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, and payment for staff welfare in connection with our marketing activities by $0.26 million

Retail pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment increased by 33.8% from $0.62 million for the six months ended June 30, 2009 to $0.83 million for the six months ended June 30, 2010. The increase was primarily due to the increase in our salaries of retail staff by $0.27 million in connection with our increased sales and offset by the reduction in repairs of our stores which took place for the period ended June 30, 2009.

Manufacturing pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment decreased by 28.6% from $0.21 million for the six months ended June 30, 2009 to $0.15 million for the six months ended June 30, 2010. The decrease was  primarily due to the reduction in commissions by $0.05 million.

Administrative expenses

Administrative expenses increased by 63.4% from $1.8 million for the six months ended June 30, 2009 to $2.9 million for the six months ended June 30, 2010. The increase in administrative expenses for the six months ended June 30, 2010 was primarily due to an increase in staff cost inclusive of wages and salaries and staff benefits, and the rental expenditures resulted from the renewal of leases and the opening of new stores.  This constituted approximately $0.69 million. Further, there was an increase in the incurrence of fees and salaries in connection with the compliance of being a public company by $0.4 million. The percentage of our administrative expenses to our total revenue increased from 2.7% in 2009 to 3.6% in 2010 and was mainly attributed to the increase in salary level.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment increased by $0.33 million or 26.4% from $1.25 million for the six months ended June 30, 2009 to $1.58 million for the six months ended June 30, 2010. The increase was primarily due to the increase in staff cost inclusive of wages and salaries and staff benefit by $0.38 million.

Retail pharmacy segment

The administrative expenses of our retail pharmaceutical distribution segment increased by $0.36 million or 171.4% from $0.21 million for the six months ended June 30, 2009 to $0.57 million for the six months ended June 30, 2010. The increase was the result of increases in our staff welfare to staff by $0.16 million. In addition, the increase was contributed by the increase of rental charges by $0.19 million upon the opening of new stores and the renewal of lease agreements.

Manufacturing pharmacy segment

The administrative expenses of our manufacturing pharmaceutical segment remained consistent and was $0.28 million and $0.33 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

Research and development

Research and development expenses was $0.05 million for the six months ended June 30, 2009 while no expenses were incurred for the six months ended June 30, 2010.  We only incur the expenditures on research and development for our manufacturing pharmacy segment. In prior years, most expenditure was spent in connection with the initial phase of research and the feasibility of development of certain attributes was uncertain and we are evaluating the potential of the development and no expenditures were spent during the six months ended June 30, 2010.

Change in fair value of warrants

For the six months ended June 30, 2010, we incurred a non-cash charge of $0.7 million unrelated to the our operations which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before income tax

As a result of the foregoing, our income before income tax increased by 15.8% to $15.4 million for the six months ended June 30, 2010 compared to $13.3 million for the same period in 2009. The percentage of our income before income tax to total revenue decreased slightly from 20.3% in 2009 to 18.8% in 2010 and was mainly attributed to the increase in our staff costs related to expanding our business as well as the incurrence of costs in compliance of being a public company. Further there is the occurrence of charges related to the change in fair value of warrants.

Pharmaceutical distribution segment

Our income before income tax from distribution operations increased by 15.9% from $8.2 million for the six months ended June 30, 2009 to $9.5 million for the six months ended June 30, 2010. The profit margin decreased to13.2% from 14.2%

Retail pharmacy segment

Our income before income tax from retail pharmacy segment operations increased by 50.0% from $3.2 million for the six months ended June 30, 2009, to $4.8 million for the six months ended June 30, 2010 due to the substantial increase in sales. The profit margin increased to 23.6% from 23.2%.

Manufacturing pharmacy segment

Our income before income tax from manufacturing pharmacy segment operations increased by 33.3% from $1.8 million for the six months ended June 30, 2009, to $2.4 million for the six months ended June 30, 2010. The profit margin increased to 50% from 44.8%.

Net Income

As a result of the above factors, we had net income of $11.4 million for the six months ended June 30, 2010 as compared to $10.3 million for the six months ended June 30, 2009, representing an increase of $1.1 million or approximately 10.7%.  For the six months ended June 30, 2010, our net income was impacted by a non-cash charge of $0.7 million as a result of warrant liabilities and share based compensations unrelated to our operations.  Excluding this $0.7 million non-cash charge, our net income for the six months ended June 30, 2010 would have been $12.1 million, representing an increase of 17.5% from the same period in 2009.

Earning per share

For the six months ended June 30, 2010, our basic and diluted earnings per share was $0.30, representing a decrease of 6.3%, compared to the same period in 2009.

Liquidity and Capital Resources

Our principal source of funds are cash generated from operations and various short-term and long-term bank loan borrowings and certain credit facilities inclusive of bills payable, as well as cash contributions from certain directors and related companies.  Our primary liquidity requirements are to finance working capital, to fund the payment of interest and principal due on indebtedness and to finance acquisitions or organic growth to expand our facilities and operations. As of June 30, 2010, $9.3 million of our indebtedness was due within one year and $3.6 million was due beyond one year.  During the period ended June 30, 2010 we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted cash and cash equivalents.

Our restricted cash consists of collateral we provide for bills payable.  As of June 30, 2010 and December 31, 2009, our restricted cash was approximately $0.9 million and $1.2 million, respectively.  As of June 30, 2010 and 2009 we had cash of $16.5 million and $13.3 million, respectively.

We believe that our existing sources of liquidity, along with cash expected to be generated from services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	For the six months Ended June 30,
	2010	2009

Net cash provided by operating activities	$5,988	$6,068
Net cash used in by investing activities	(3,652)	(201)
Net cash provided by/used in financing activities	858	(2,078)
Foreign currency translation	(1)	(5)
Net increase in cash and equivalents	3,193	3,784
Cash and cash equivalents, beginning of period	13,304	1,265
Cash and cash equivalents, end of period	$16,497	$5,050

Operating Activities

We primarily derive our cash flow from operating activities from the sale of our products and services in our three segments.  Our cash used in operating activities is primarily from the purchase of raw materials and products, distribution and selling expenses and general administrative expenses and taxes.  Cash flows from our operations can be significantly affected by factors such as the timing of receipt of accounts receivables and the payment of our accounts payables to suppliers.

Cash from operating activities is primarily affected by our pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments. Because our pharmaceutical manufacturing segment accounted for only 5.4% of our revenues in 2010, it does not have a significant impact on cash from operating activities.

Cash provided by operating activities was $6.0 million for the six months ended June 30, 2010 compared to $6.1 million provides operating activities for the six months ended June 30, 2009, representing a decrease of $0.1 million. Operating cash flows for 2010 reflects primarily net cash receipts derived from business operations. Despite the increase in net income for the six months ended 2010 as compared to the same period of 2009, the reduction in net cash from operating activities was primarily attributable to the slowdown of account receivable repayment, which increased to 104 days in 2010 as compared to 72 days in 2009. The increase in turnover days was attributable to an increase in the portion of our sales to hospitals under our pharmaceutical distribution operations segment to 78% of total revenue in 2010 from 61% in 2009.  For our  pharmacy distribution segment, account receivable turnover days were 139 in 2010 compared to 87 in 2009.  The increase was due to the increase in our sales to hospitals. Further, hospitals, owned by the PRC government, have comparatively longer payment cycles and many hospitals have undertaken construction and expansion work which  has resulted in the slow down of their payments.  For our manufacturing segment, the accounts receivable turnover days were 134 in 2010 compared to 113 in 2009.  The increase was due to the extension of credit to our customers that have not been made.

Investing Activities

Our cash flow from investing activities primarily consists of purchases of property, plant and equipment and the acquisition of assets of drug stores by our retail segments together with the proceeds from the disposal of leasehold land. Cash used in investing activities was $3.6 million for the six months ended June 31, 2010, compared to $0.2 million of cash provided by investing activities for the same period in 2009, representing an increase of $3.4 million. The increase in cash used was primarily due to the acquisition of the chain stores by $4.3 million and was partly offset by the proceeds from the disposal of land use rights.

Financing Activities

Our cash flow from financing activities is derived primarily from the proceeds and from repayments of bank borrowings. Cash provided by financing activities was $0.9 million for the six months ended  2010, compared to $2.1 million used in financing activities for the same period in 2009 represent an increase of cash provided by financing activities by $3.1 million. The increase of cash provided by financing activities was primarily due to the proceeds received from private placement of $2.3 million and the reduction of restricted cash held by banks by $4.0 million. The increase was offset by the increase of repayment of other loans by $1.8 million as well as the net increase of advance to related companies.

Working capital

Our working capital as of June 30, 2010 and December 31, 2009 was $42.7 million and $29.6 million, respectively.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations.  Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of repayment when compared with other customers and the increase in the proportion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth account receivable from our pharmaceutical distribution operations by category of customers:

	As of June 30,	As of December 31,
	2010	2009

Hospitals	$32,694	$27,445
Other stores	92	15
Clinics and health care centre	4,099	189
Distributors and others	6,808	4,602
Total	$43,693	$32,251

We intend to continuously spend approximately $21.5 million for the opening of additional chain stores for the rest of year 2010 and in 2011.  In order to satisfy and fully implement our growth strategies, we will need to raise capital, through equity or debt financing, either in a private placement or a public offering.  However, there are no assurances that such financing will be available or available on terms acceptable to us.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategies.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of June 30, 2010 and  December 31, 2009 was $9.2 million and $7.1 million, respectively while long term bank borrowings outstanding as of June 30, 2010 and December 31, 2009 was both $3.7 million. The loans are from various financial institutions and represent the maximum amount of each facility.

The short term loans bear an average interest rate of 6.34% and 7.14% per annum, for these two periods, respectively.  The interest rate was adjusted currently or quarterly in accordance with the loan rate of the People’s Bank of China. The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have three to seven years terms. Part of the borrowings will be expiring at various times over the next two year’s time and part of the borrowings are repayable by monthly installments within the five years time before the expired period. The loan bears an interest rate from 6.48% to 7.74% and was adjusted currently to annual basis in accordance with the loan rate of the People’s Bank of China

These loans do not contain any financial covenants or restrictions. The loans were secured by the land use rights, property, plant and equipment of the Company and the properties from related-parties.

In addition to bank borrowings mentioned above, we have trade credit facilities in the amount of $1.5 million as at June 30, 2010 and $1.0 million was utilized as at June 30, 2010.  The trade facilities are secured by land use rights, property and equipment of the Company.

Critical Accounting Estimates

This section should be read together with the Summary of Significant Accounting Policies included as Notes to the consolidated financial statements included in our financial statements. Our consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal periods.  We continually evaluate these estimates based on our own experience, knowledge and assessment of current business and other conditions, our expectations regarding available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Goodwill

We account goodwill in accordance with the provisions of FASB ASC 805, “Goodwill and Intangible Assets” (“ASC 805”). We perform an impairment analysis on an annual basis and, in addition, if we notice any indication of impairment, we conduct such test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We conducted an impairment test as of December 31, 2009 and no impairment loss was identified.

Long-lived assets

Long-lived assets are tested for impairment in accordance with FASB ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.”  We periodically evaluate potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The application of the impairment test requires judgment inclusive of the future cash flows attributable from the use of the asset. If the asset is determined not to be recoverable, it is considered to be impaired and an  impairment loss is recognized.

Depreciation

Property, plant and equipment is depreciated on a straight-line basis over their estimated useful lives.  We determine the estimated useful lives, residual values and related depreciation charges for our property, plant and equipment.  This estimate is based on the historical experience of the actual useful lives and residual values of property, plant and equipment of similar nature and functions. We will revise the depreciation charge where useful lives and residual values are different to those previously estimated, or we will write off or write down technically obsolete or non-strategic assets that have been abandoned or sold.

Allowances for doubtful accounts

We establish a general provisioning policy to make the allowance equivalent to 40% of gross amount of accounts receivable due from 6 months to one year and 100% of gross amount of accounts receivable due over 1 year.  Additional specific provisions are made against accounts receivable whenever they are considered to be uncollectible. We make judgments over the customer’s ability to pay their outstanding invoices on a timely basis and whether their financial position might deteriorate significantly in the future affecting their capability for repayments.

Recognition of revenue

Revenue is recognized when the following criteria under FASB ASC 605 “Revenue Recognition” is met :

1)	Persuasive evidence of an arrangement exists;

2)	Delivery has occurred or services have been rendered;

3)	The Company’s price to the customer is fixed or determinable; and

4)	Collectability is reasonably assured.

 The Company bases its estimates on historical results, taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

Sales of goods  - Pharmaceutical distribution segment

We sell a range of pharmaceutical products to various customers and the majority of revenue results from the contracts signed with various distributors and government-owned hospitals.  Sales of goods are recognized upon customers acceptance when the goods have been delivered to the premise of customers and the customers have full discretion over the goods and the significant risks and rewards of ownership have been transferred to the customers. Currently, we do not have any sales on consignment and we do not use consignment sales as our sales method.  The price to the buyer is fixed in which no cancellation clause exist and no right of return is granted except in rare cases where those pharmaceutical goods are damaged during the delivery process.  In the absence of the right of return clause, we estimate that the product return was insignificant other than the clause of damages arising from delivery. We are not obligated to accept the return should the inventory kept by the customers be excessive or become expired without being sold by them other than damage caused during delivery. We grant credit to customers with proven payment records. Collectability is assessed by background checks for new customers.

Sales of goods – Retail Pharmacy segment

We operate a chain of retail stores for selling the pharmacy products. Sales of goods are recognized upon customer acceptance when we sell and deliver the products to the individual customers at our stores. We estimate that no significant post-delivery obligations exist.  Retail sales are in cash or medi-insurance card, in which the reimbursement is assured as it is run by the government. No return is allowed after sales.

Sales of goods -  Manufacturing pharmacy segment

Pharmaceutical distribution segment customers comprise only of the distributors.

During the period ended June 30, 2010, $575,744 worth of goods were returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discounts or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except that the goods are damaged during the delivery process. As the return of goods are not allowed, we assess and estimate the returns solely arising from the damage during the delivery process and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and the introduction of new products as the factors are not relevant to us for the estimate of return.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on an evaluation of our disclosure controls and procedures as of June 30, 2010 covered by this report (and the financial statements contained in the report), our chief executive officer and chief financial officer have determined that our current disclosure controls and procedures were effective.

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest, you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”), under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2009 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered shares of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved and Removed)

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

China BCT Pharmacy Group, Inc.

Dated: August 16, 2010	By:	/s/ Hui Tian Tang
Hui Tian Tang
Chief Executive Officer and Chairman
(principal executive officer)

	By:	/s/ Xiaoyan Zhang
Xiaoyan Zhang
Chief Financial Officer
(principal financial and accounting officer)