Form 10-Q
period 2010-09-30
China BCT Pharmacy Group, Inc.
filed 2010-11-10
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of September 30, 2010 the registrant had 38,154,340 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009

Sales revenue	$52,528,246	$33,867,191	$134,049,842	$99,473,445
Cost of sales	39,294,987	24,705,066	99,341,298	72,944,350

Gross profit	13,233,259	9,162,125	34,708,544	26,529,095

Operating expenses
Administrative expenses	2,371,018	1,010,753	5,307,917	2,807,799
Research and development expenses	-	-	-	52,969
Selling expenses	1,384,765	913,163	3,471,200	2,577,153

Total operating expenses	3,755,783	1,923,916	8,779,117	5,437,921

Income from operations	9,477,476	7,238,209	25,929,427	21,091,174

Non-operating income (expense)
Interest income	2,781	56,811	6,923	65,902
Other income	16,936	70,754	143,643	70,754
Change in fair value of warrant liabilities	249,092	-	(457,718)	-
Other expenses	(162,352)	(2,520)	(203,051)	(11,990)
Finance costs - note 4	(202,259)	(532,590)	(679,868)	(1,090,930)
Total non-operating income (expense)	(95,802)	(407,545)	(1,190,071)	(966,264)

Income before income taxes	9,381,674	6,830,664	24,739,356	20,124,910
Income taxes	(2,474,101)	(1,732,491)	(6,455,209)	(4,748,741)

Net income	6,907,573	5,098,173	18,284,147	15,376,169

Other comprehensive income
Foreign currency translation
adjustments	-	47,707	(1,334)	25,143

Total comprehensive income	$6,907,573	$5,145,880	$18,282,813	$15,401,312

Earnings per share - basic	$0.18	$0.16	$0.48	$0.48
Earnings per share - diluted	$0.18	$0.16	$0.48	$0.48

Weighted average number of shares
outstanding - basic	38,154,340	32,000,000	38,032,897	32,000,000
Weighted average number of shares
outstanding - diluted	38,506,274	32,000,000	38,384,831	32,000,000

See the accompanying notes to consolidated financial statement

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Balance Sheets
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(*)

Assets
Current assets
Cash and cash equivalents	$13,615,931	$13,304,158
Restricted cash	976,157	1,155,779
Accounts receivable, net	53,963,308	35,410,039
Amounts due from related companies - note 12	5,244,408	4,275,586
Other receivables, prepayments and deposits	3,561,591	2,526,398
Inventories - note 7	16,607,838	8,745,525
Deferred income taxes	28,932	60,164
Total current assets	93,998,165	65,477,649

Property, plant and equipment, net - note 9	13,924,862	12,171,689
Deposit for acquisition of assets of retail chain stores	1,290,960	-
Goodwill - note 8	107,968	107,968
Other intangible assets, net - note 8	604,135	660,034
Land use rights, net - note 10	13,093,363	13,979,753
Long term deposits - note 16	3,227,400	-
Deferred income taxes	696,149	663,699

Total assets	$126,943,002	$93,060,792

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(*)

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$33,883,753	$21,398,816
Other payables and accrued expenses	3,628,929	3,194,612
Amounts due to directors - note 11	187,426	1,008,111
Amounts due to related companies - note 12	-	128,579
Income tax payable	2,473,001	562,603
Secured bank loans - note 13	8,841,011	7,136,069
Other loans - note 14	154,886	2,361,258
Retirement benefit costs	50,714	59,158
Total current liabilities	49,219,720	35,849,206

Secured long-term bank loans - note 13	2,412,404	3,631,957
Warrant liabilities - note 15	2,313,137	-
Retirement benefit costs	218,693	201,320
Total liabilities	54,163,954	39,682,483

Commitments and contingencies - note 16

Stockholders’ Equity - notes 15, 17 and 18
Common stock: par value $0.001 per share; 100,000,000 shares authorized; 38,154,340 and 37,089,370 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	38,154	37,089
Additional paid-in capital	16,037,760	14,920,899
Statutory and other reserves	2,605,901	2,605,901
Accumulated other comprehensive income	2,108,936	2,110,270
Retained earnings	51,988,297	33,704,150
Total Stockholders’ Equity	72,779,048	53,378,309

Total Liabilities and Stockholders’ Equity	$126,943,002	$93,060,792

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2010	2009

Cash flows from operating activities :
Net income	$18,284,147	$15,376,169
Adjustments to reconcile net income to net cash
provided by operating activities :
Depreciation and amortization	908,659	864,912
Deferred income taxes	(1,218)	(11,601)
Gain on sale of land use right	(44,919)	-
Loss on sale of property, plant and equipment	-	306
Change in fair value of warrant liabilities	457,718	-
Share-based compensation expense	658,207	-
Changes in operating assets and liabilities, net of effects of acquisitions of retail stores :
Accounts receivable	(18,553,269)	(5,239,365)
Other receivables, prepayments and deposits	(1,035,193)	(1,878,603)
Inventories	(5,733,211)	(3,441,351)
Amounts due from related companies	-	50,715
Accounts payable	12,484,937	6,975,375
Other payables and accrued expenses	574,481	1,947,673
Retirement benefit costs	8,929	2,650
Income tax payable	1,910,398	(297,343)
Total adjustments	(8,364,481)	(1,026,632)
Net cash flows provided by operating activities	$9,919,666	$14,349,537

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2010	2009

Cash flows from investing activities :
Acquisition of property, plant and equipment	$(119,641)	$(337,228)
Payments to acquire retail stores	(4,521,744)	-
Deposit for acquisition of retail stores assets	(1,290,960)	-
Long term deposits	(3,227,400)	-
Proceeds from sale of property, plant and equipment	-	407
Proceeds from sale of land use right	697,495	-
Net cash flows used in investing activities	(8,462,250)	(336,821)

Cash flows from financing activities :
Advance/repayment activities with related companies, net	(1,097,401)	173,617
Proceeds received from private placement	2,315,138	-
Restricted cash	179,622	(1,997,748)
Repayments to directors	(820,685)	(558,006)
Proceeds from bank loans	8,039,160	9,232,962
Repayments of bank loans	(7,553,771)	(8,771,050)
Proceeds from other loans	35,208	-
Repayments of other loans	(2,241,580)	(791,968)
Net cash flows used in financing activities	(1,144,309)	(2,712,193)

Effect of foreign currency translation on cash and cash equivalents	(1,334)	7,205

Net increase in cash and cash equivalents	311,773	11,307,728

Cash and cash equivalents - beginning of period	13,304,158	1,265,184

Cash and cash equivalents - end of period	$13,615,931	$12,572,912

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	$762,622	$1,053,134
Income taxes	$4,546,029	$5,050,082

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Stockholders’ Equity
Unaudited
(Stated in US Dollars)

				Statutory	Accumulated
	Common stock		Additional	and	other
	No. of		paid-in	other	comprehensive	Retained
	shares	Amount	capital	reserves	income	earnings	Total
Balance, December 31, 2009	37,089,370	$37,089	$14,920,899	$2,605,901	$2,110,270	$33,704,150	$53,378,309
Net income	-	-	-	-	-	18,284,147	18,284,147
Foreign currency translation
adjustments	-	-	-	-	(1,334)	-	(1,334)
Share-based compensation	-	-	658,207	-	-	-	658,207
Shares issued for payment of placement service	35,000	35	(35)	-	-	-	-
Private placement	1,029,970	1,030	1,752,831	-	-	-	1,753,861
Reclassification	-	-	(1,294,142)	-	-	-	(1,294,142)

Balance, September 30, 2010	38,154,340	$38,154	$16,037,760	$2,605,901	$2,108,936	$51,988,297	$72,779,048

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Consolidated Financial Statements (Unaudited)
(Stated in US Dollars)

1.           Corporate information

China BCT Pharmacy Group Inc. (the “Company”), formerly known as China Baicaotang Medicine Limited, and previous to that, Purden Lake Resource Corp., was incorporated in the State of Delaware on November 30, 2006 as a limited liability company.

The Company is principally engaged in the distribution, production, and retail sale of pharmaceutical products in the People’s Republic of China (the “PRC”).

Currently the Company has five subsidiaries:

		The Company’s
	Place/date of	effective
	incorporation or	ownership	Common stock/	Principal
Company name	establishment	interest	registered capital	activities

Ingenious Paragon Global Limited (“Ingenious”)	British Virgin Islands (“BVI”) / May 29, 2008	100%	Authorized, issued and fully paid 50,000 common shares of $1 par value each	Investment holding

Forever Well Asia Pacific Limited (“Forever Well”)	Hong Kong / January 10, 2008	100%	Authorized, issued and fully paid 10,000 common shares of HK$1 each	Investment holding

Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”)	PRC / April 3, 1986	100%	Registered and fully paid up capital RMB10 million	Investment holding and distribution of drugs

Guangxi Liuzhou Baicaotang Medicine (Retail Chain) Limited (“BCT Retail”)	PRC / October 30, 2001	100%	Registered and fully paid up capital RMB300,000	Retail sales of drugs

Guangxi Hefeng Pharmaceutical Company Limited (“Hefeng Pharmaceutical”)	PRC / September 18, 2000	100%	Registered and fully paid up capital RMB5,000,000	Production and sales of drugs

2.           Basis of presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements, included in our Annual Report on Form 10-K for the years ended December 31, 2009 and 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented herein have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

3.           Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of China BCT Pharmacy Group, Inc., and its subsidiaries; Ingenious, Forever Well, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable and inventories, and the estimation on useful lives of property, plant and equipment and intangible assets.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of September 30, 2010 and December 31, 2009, the cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars were placed with banks in the PRC and Hong Kong. For those denominated in RMB, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Deposits in banks pledged as securities for bills payable (note 10) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses of all segments (Retail, Wholesales and Manufacturing) and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future for all segments.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a higher allowance may be required.

Based on the above assessment, during the reporting periods, management establishes the general provisioning policy for all segments to make allowance equivalent to 40% of the gross amount of trade receivables due between 6 months and 12 months and 100% of the gross amount of accounts receivable due over 12 months.  Additional specific provisions are made against trade receivables whenever they are considered to be doubtful.

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods in a saleable condition to the point of sale.   The Company’s inventory reserve requirements generally fluctuate based on projected demands, market conditions and product life cycles. In determining the adequate level of inventories to have on hand, management makes judgments as to the projected inventory demands as compared to the current or committed inventory levels. Inventory quantities and expiration dates are reviewed regularly and provisions for excess or obsolete inventory are recorded based on the expiration dates and the Company’s forecast of future demand and market conditions.

No provisions for excess or obsolete inventory were made as of September 30, 2010 or December 31, 2009.

Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over their estimated useful lives.  The depreciation rates are as follows:

	Annual rate	Residual value

Buildings	2.54% - 9.84%	Nil - 2%
Plant and machinery	7.00% -18.40%	Nil - 10%
Motor vehicles	6.00% -18.40%	10%
Furniture, fixtures and equipment	6.00% -18.40%	10%

Construction in progress mainly represents expenditures related to the construction of a new production line and the improvements of the manufacturing process.  All direct costs relating to the new production line and the improvements of the manufacturing process are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance and repairs are charged to cost and expense as incurred.  Cost and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts and any resulting gain or loss is included in operations.

Goodwill and intangible assets

The Company applies the provisions of FASB ASC 805, “Goodwill and Intangible Assets” (“FASB ASC 805”). Under FASB ASC 805, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually.

Goodwill, with an infinite useful life, is stated at cost less accumulated impairment.

Pharmaceutical licenses, customer contracts, trademarks, technology know-how and patents are stated at cost less accumulated amortization. Amortization is provided on a straight-line over their useful lives as follows:

Pharmaceutical licenses	10 years
Customer contracts, trademarks, know-how and patents	1–3 years

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the leases ranging from 40 to 70 years. The lease term is obtained from the relevant PRC land authority.

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

Revenue recognition

Revenue from the sales of the Company’s products in both the wholesales and manufacturing segments is recognized upon customer acceptance. This occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as a signed sales contract. The significant risks and rewards of ownership are transferred to the customers at the time when the products are delivered and there is no significant post-delivery obligation to the Company. In addition, the sales price is fixed or determinable and collection is reasonably assured.  The Company does not provide customers with contractual rights of return for products.  When there are significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of the sales agreement with its customer in order to determine whether any significant post-delivery performance obligations exist.  Currently the sales under both the wholesale and manufacturing segments do not include any terms which may impose any significant post-delivery performance obligations on the Company.

Revenue from the sales of the Company’s products in its retail segment is recognized upon customer acceptance. This occurs at the time when the product is purchased by the retail customers at the Company’s retail stores, and there is no significant post-delivery obligation, and collection is reasonably assured.  The Company does not have a return policy allowing customers to return the products sold.   When there are any significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the rules and regulations relating to the retail sales of drugs in the PRC in order to determine whether any significant post-delivery performance obligations exist.  Currently, the rules and regulations relating to the retail sales of drugs in the PRC does not include any provisions which may impose significant post-delivery performance obligations on the Company.

Revenue from the sales of the Company’s products represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw and other materials that are included in the cost of producing the Company’s finished products.

Advertising, research and development expenses

Advertising and research and development expenses are expensed as incurred.

Retirement benefit costs

Liuzhou BCT adopted a retirement plan to provide for eligible employees who were hired prior to April 23, 2002.  These eligible employees are entitled to receive certain amounts upon termination or retirement from the Company.  The amounts are based on the employee’s years of service in Liuzhou BCT up to April 23, 2002.  The obligation for retirement benefit costs is recorded at the present value of the cost that is expected to settle the obligation and is recognized when the retirement plan is approved.  The employees hired after April 23, 2002 are not entitled to this retirement plan.

Shipping and handling costs

Shipping and handling costs are expensed as incurred and are included in selling expenses.

Vendor allowances

The Company receives allowances from certain vendors whose products it purchases for resale.  These allowances are received for a variety of buying activities such as the volume purchase allowance associated with the vendor programs.  Consideration received from a vendor is a reduction in the cost of the inventory and is recognized as a reduction in the cost of goods sold.  The Company also receives promotional allowance funds for specific vendor-sponsored programs per the applicable agreements. These promotional allowance funds are recognized as a reduction in the cost of goods sold as the program occurs.

Store opening costs

Costs incurred with store start-up costs, such as travel for recruitments, and training and setup for new store openings, are expensed as incurred.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, trade receivables and amounts due from related companies.  As of September 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit standing.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the nine months ended September 30, 2010 and 2009, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s trade receivables.

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

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of stockholder’s equity in the statement of stockholder’s equity.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the reporting periods.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.  Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities outstanding during the reporting periods.

Fair value of financial instruments

The Company adopted FASB ASC 820 on January 1, 2008.  The adoption of FASB ASC 820 did not materially impact the Company's financial position, results of operations or cash flows.

FASB ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected.  The carrying amounts of both the financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

4.           Finance costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Bank and other loans interest	$187,609	$510,522	$626,774	$1,053,134
Bank charges	14,399	1,718	35,657	16,039
Finance charges from retirement
benefits costs	251	20,350	17,437	20,350
Others	-	-	-	1,407

	$202,259	$532,590	$679,868	$1,090,930

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

PRC

Corporate income tax (“CIT”) to Baicaotang Medicine and Baicaotang Retail, was charged at 25% starting from fiscal year 2008.

In accordance with the Circular of the State Council on Policies and Measures Pertaining to the Development of the Western Region (“DOWR”), the companies are entitled to a preferential rate of 15% if they are engaged in the projects listed in the Guiding Catalogue, and the revenue derived from accounts for over 70% of total revenue. Hefeng Pharmaceutical met this DOWR requirement; as a result, the tax authority approved and granted a preferential tax rate of 15% for fiscal years from 2003 to 2010. Beginning with the fiscal year 2011, Hefeng Pharmaceutical will be subject to CIT at a rate of 25% under the new tax law.

6.           Earnings per share

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consists of warrants and options to the extent they are dilutive). For the three months and nine months ended September 30, 2010, dilutive warrants to purchase 351,934 shares were included  in the diluted earnings per share calculations for those periods, and potentially dilutive options and warrants of 1,080,000 and 1,759,301, respectively, were excluded from the diluted loss per share calculation as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and warrants, and to have included them would have been anti-dilutive.

7.           Inventories

	September 30, 2010	December 31, 2009

Raw materials	$887,208	$722,109
Work-in-progress	136,536	148,954
Finished goods	15,584,094	7,874,462

	$16,607,838	$8,745,525

8.           Goodwill and Other intangible assets

	September 30, 2010	December 31, 2009
Goodwill
Acquisition of Hefeng	$107,968	$107,968
Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, know-how and patents	99,892	99,892
	989,818	989,818
Accumulated amortization	(385,683)	(329,784)

Net	$604,135	$660,034

During the nine months ended September 30, 2010 and 2009, amortization amounted to $55,899 and $58,871, respectively.

9.           Property, plant and equipment, net

Property, plant and equipment are stated at cost, as follows:

	September 30, 2010	December 31, 2009

Buildings	$12,331,575	$12,331,575
Plant and machinery	1,304,443	1,291,734
Furniture, fixtures and equipment	2,693,533	374,615
Motor vehicles	407,624	367,132
	16,737,175	14,365,056
Accumulated depreciation	(3,163,366)	(2,544,420)
	13,573,809	11,820,636
Construction in progress	351,053	351,053

	$13,924,862	$12,171,689

(a)	An analysis of buildings, plant and machinery pledged to banks for banking loans (note 13(d)(i)) is as follows :

	September 30, 2010	December 31, 2009

Buildings	$4,769,920	$7,409,774
Accumulated depreciation	(961,279)	(1,290,533)

	$3,808,641	$6,119,241

10.	Land use rights

	September 30, 2010	December 31, 2009

Land use rights	$15,362,549	$16,039,294
Accumulated amortization	(2,269,186)	(2,059,541)

	$13,093,363	$13,979,753

The Company has obtained land use rights from the relevant PRC land authority. The lease terms of the land use rights   range from 40 to 70 years, and permit the use of the land on which the office premises, production facilities and warehouse of the Company are situated. As of September 30, 2010 and December 31, 2009, land use rights with carrying amounts of $933,609 and $6,205,140, respectively, were pledged to a bank for the bank loans granted to the Company (note 13(d)(ii)).

During the nine months ended September 30, 2010 and 2009, amortization amounted to $233,814 and $255,933, respectively.

During the nine months ended September 30, 2010, land use rights with carrying amounts of $652,576 were sold for consideration of $697,495, net of direct costs, resulting in a gain of $44,919.

11.           Amounts due to directors

The amounts due to directors are unsecured and repayable on demand. The balances are interest-free, except for the amounts of $122,771 as of September 30, 2010, and $836,084 as of December 31, 2009, which were interest bearing at fixed rates ranging from 6.96% to 8.16% per annum.

12.           Amounts due from/to related companies

The related companies are controlled by several of the Company’s directors including of Mr. Hui Tian Tang, the Company’s Chief Executive Officer and Chairman. These amounts due from or to related companies are interest-free, unsecured and payable on demand.

13.           Secured bank loans

	September 30, 2010	December 31, 2009

Short-term loans - note 13(a)	$7,599,060	$7,070,940
Current maturities of long-term bank loan	1,241,951	65,129

	$8,841,011	$7,136,069

Long-term bank loans - note 13(b)	3,654,355	3,697,086
Less: current maturities	(1,241,951)	(65,129)

	$2,412,404	$3,631,957

(a)	The weighted average interest rates for short-term loans as of September 30, 2010 and December 31, 2009 were 6.34% and 7.14% per annum, respectively.

(b)	The long term loans as of September 30, 2010 were interest bearing at variable rates ranging from HIBOR plus 6.48% to HIBOR plus 7.74% per annum, respectively.

(c)	As of September 30, 2010, the Company’s banking facilities were composed of the following:

Facilities granted	Granted	Amount Utilized	Unused
Secured bank loans	$11,253,415	$11,253,415	$-

(d)	As of September 30, 2010, the above bank loans were secured by the following:

(i)	Buildings, plant and machinery with a carrying value of $3,808,641 (note 9).

(ii)	Land use rights with a carrying value of $933,609 (note 10).

(iii)	Buildings and land use rights owned by the related companies which are controlled by several of the Company’s directors.

(e)	Long-term borrowings are repayable as follows:

	September 30, 2010	December 31, 2009

Within one year	$1,241,951	$66,386
After one year but within two years	2,200,970	1,757,354
After two years but within three years	79,726	1,689,590
After three years but within four years	86,105	81,920
After four years but within five years	45,603	88,429
After five years	-	14,664

	$3,654,355	$3,698,343

During the nine months ended September 30, 2010, there was no covenant requirement under the banking loans granted to the Company.

14.         Other loans

	September 30, 2010	December 31, 2009
Interest bearing
Employee - note 14(a)	$-	$377,067
Third parties - note 14(a)	-	1,544,091

	-	1,921,158
Non interest bearing
Third parties	154,886	440,100

	$154,886	$2,361,258

(a)	Interest bearing loans at a fixed rate of 4% to 7.2% per annum.

(b)	All the other loans are unsecured and repayable on demand.

15.           Warrant liabilities

As of December 30, 2009, the Company completed a private placement of 2,489,370 shares of common stock and five-year warrants to purchase up to 1,244,368 shares of common stock (“First Batch Warrants”). The stock was purchased at an exercise price of $3.81 per share for gross proceeds of $6,322,952, which includes issuance expenses of $1,016,290. In accordance with FASB ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as financial derivative liabilities at fair value for each reporting period.  For the year ended December 31, 2009, the fair value of First Batch Warrants was $1,294,142 and the Company considered the amount to be immaterial to the financial statements. Thus, the net proceeds were allocated to First Batch Warrants resulting in the entire amount recorded as equity.

Upon the completion of a private placement as of February 1, 2010, as stated in Note 17(a), of which five-year warrants to purchase up to 514,933 shares of common stock (“Second Batch Warrants”) were issued to investors and should be classified as financial derivative liabilities at fair value for each reporting period in accordance with FASB ASC 815, the Company determined that the aggregate fair value of warrants issued as of February 1, 2010 was material to the financial statements for the three months ended March 31, 2010.  Accordingly, a reclassification was made for the fair value of First Batch Warrants as of December 31, 2009 amounting to $1,294,142 from the Company’s equity to warrant liabilities as of February 1, 2010.  For the Second Batch Warrants, part of the net proceeds amounting to $561,277, representing the fair value as of February 1, 2010, was allocated to warrant liabilities at initial recognition.

The fair value of the warrants was calculated using the binomial model. The assumptions that were used to calculate fair value of First Batch Warrants and Second Batch Warrants as of September 30, 2010 are as follows:

•	Expected volatility of 45.5%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 3.427%
•	Expected lives of 4.25 years and 4.34 years for First Batch Warrants and Second Batch Warrants respectively
•	Exercise price of $3.81 per share

As of September 30, 2010, the fair value of warrant liabilities was $2,313,137 and the corresponding loss on the change in fair value of warrant liabilities of $457,718 was recognized in the Company’s statement of operations for the nine months ended September 30, 2010.

Warrants issued and outstanding, all of which are exercisable at September 30, 2010, are summarized as follows:

Number of shares

First Batch Warrants	1,244,368
Second Batch Warrants	514,933

1,759,301

16.           Commitments and contingencies

a.	Capital commitment

As of September 30, 2010, the Company had capital commitments in respect of the acquisition of property, plant and equipment amounting to $274,695, which were contracted for but not provided for in the consolidated financial statements.

b.	Operating lease commitments

As of September 30, 2010, the Company had non-cancelable operating leases for its retail shops and future minimum lease payments to be paid are as follows:

Year

2010	$234,320
2011	925,494
2012	842,769
2013	288,098
2014	104,143

$2,394,824

The rental expense relating to the operating leases was $558,783 and $227,280 for the nine months ended September 30, 2010 and 2009, respectively.

c.	Operating lease arrangement

As of September 30, 2010, the Company leases part of its building in PRC under an operating lease arrangement until 2010. Future minimum lease payments to be received under non-cancelable operating leases are as follows:

	September 30, 2010	December 31, 2009

Within one year	$84,700	$11,903
After one year but within two years	15,118	-
After two years but within three years	9,547	-

	$109,365	$11,903

d.	Employment agreements

During the 2nd quarter, the Company entered into employment agreements with Hui Tian Tang, the Company’s CEO, and Xiaoyan Zhang, the Company’s CFO.  The employment agreements were approved by the board of directors and the compensation committee.  The following is a summary of the material provisions of the employment agreements for Mr. Tang and Ms. Zhang:

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

The Company may also terminate the agreement by serving 30 days' prior written notice to Mr. Tang or giving Mr. Tang one month’s salary in lieu of notice in any one of the following circumstances: (i) where Mr. Tang, after undergoing a legally prescribed period of medical treatment and recuperation for an illness or a non-work-related injury, remains unable to carry out his job responsibilities; (ii) where Mr. Tang is unable to fulfill the duties of his position to the standards required under the terms of the agreement; or (iii) where the agreement cannot be performed due to any major changes of any objective circumstances, which includes, but is not limited to, a merger of the Company into another business entity, or sale or transfer by the Company of a substantial portion of the assets it owns to third parties, a material adjustment in operative policy, or a declaration of bankruptcy, dissolution or liquation by the Company.

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

The Company may terminate the agreement by serving 30 days' prior written notice to Ms. Zhang or giving Ms. Zhang one month’s salary in lieu of notice in any one of the following circumstances: (i) where Ms. Zhang, after undergoing a legally prescribed period of medical treatment and recuperation for an illness or a non-work-related injury, remains unable to carry out her job responsibilities; (ii) where Ms. Zhang is unable to fulfill the duties of her position to the standards required under the terms of the agreement; or (iii) where the agreement cannot be performed due to any major changes of any objective circumstances, which includes, but is not limited to, a merger of the Company into another business entity, or sale or transfer by the Company of a substantial portion of the assets it owns to third parties, a material adjustment in operative policy, or a declaration of bankruptcy, dissolution or liquation by the Company.

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

e)       Registration payment arrangements

On December 30, 2009, the Company completed a private placement of 2,489,370 shares of common stock and warrants in order to purchase up to 1,244,368 shares of common stock at an exercise price of $3.81 per share.  In connection with the private placement, warrants to purchase up to 248,937 shares of common stock at an exercise price of $3.05 per share were issued to the Co-Placement Agents.

Pursuant to the subscription agreement, the Company was required to file a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended, (i) registering for resale by the investors 2,489,370 shares of common stock and warrants in order to purchase up to 1,244,368 shares of common stock issued to the investors; and (ii) registering for resale for the Co-Placement Agents for the warrants to purchase up to 248,937 shares of common stock (all of the foregoing securities being collectively referred herein as the “Registrable Securities”). The Company agreed to use its best efforts to file the Registration Statement within 30 days from the Second Closing, dated February 1, 2010 (“Registration Filing Date”) and to have the Registration Statement declared effective prior to the 150th day following the Second Closing, provided, however, that in the event of a “full review” by the SEC, the Company shall be afforded an additional 30 days and shall have the Registration Statement declared effective prior to the 180th day following the Second Closing (the “Registration Effective Date”).

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 1% of the aggregated amount invested by such investors in the private placement for the first 30 days and 1% of the aggregated amount vested by such investors in the private placement for every 30-day period thereafter until the registration statement has been filed and/or declared effective, or such proportionate percentage for any period less than 30 days.  In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. Provision for registration payment through September 30, 2010 has been provided in the amount of $178,783. As of September 30, 2010 and up to the date of approval of these financial statements, it is not considered probable that the Company will be required to make any further material payments under the registration rights arrangement and therefore no provision for such liability has been made.

    f)        Distribution agreements

During September of 2010 we entered into separate distribution agreements with three government-owned hospitals, each for a term of three years, pursuant to which the hospitals agreed to further increase our business with them ranging from 30% to 95% of their respective purchase plans for our drugs. We agree to use our best efforts to fulfill the orders by distributing the drugs under the statutory requirement of the mandated collective tender plan. We were required to deposit a total of RMB 23,000,000 ($3,374,100) for the security of the distribution agreements. The hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances. We entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers' purchases. We anticipate the revenues derived from these distribution agreements will contribute additional revenue of approximately $7,000,000 annually, commencing in the fourth quarter of 2010, over the three-year terms of the agreements.

17.         Common stock and additional paid-in capital

	Number of shares	Amount	Additional paid-in capital

Balance, January 1, 2010	37,089,370	$37,089	$14,920,899
Share-based compensation expense - note 18	-	-	658,207
Reclassification - note 15	-	-	(1,294,142)
Private placement - note 17(a)	1,029,970	1,030	1,752,831
Shares issued for the payment of placement service	35,000	35	(35)

Balance, September 30, 2010	38,154,340	$38,154	$16,037,760

(a)
As of February 1, 2010, the Company completed a private placement of 1,029,970 shares of common stock and warrants in order to purchase up to 514,933 shares of common stock at an exercise price of $3.81 per share for gross proceeds of $2,616,108 which includes issuance expenses of $300,970.  In accordance with FASB ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as financial derivative liabilities at fair value for each reporting period. A part of the net proceeds amounting to $561,277, was allocated to warrant liabilities with the remaining balance of $1,753,861 recorded in the Company’s equity at initial recognition. See also note 15.

(b)	On February 5, 2010, the company issued 35,000 shares to several lawyers for the placement services in connection thereto.

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

On June 27, 2010, we granted options under the Plan to two executive employees. The options vest and become exercisable, for a 10 year period from the grant date, with respect to all of the shares only if our after-tax net income for fiscal 2010 equals at least U.S. $26,000,000 (excluding any non-cash expenses) (the “2010 Income Target”), determined on the basis of our audited financial statements for our 2010 fiscal year, as confirmed by our independent auditors in their report on said financial statements (the “Audit Report”).  If the 2010 Income Target is met, the options shall vest and become exercisable on the date on which the Audit Report is dated, and if the options do not become exercisable due to the failure to meet the 2010 Income Target, the option shall terminate on the date on which the Audit Report is dated.

On July 16, 2010, we entered into separate stock option agreements with each of our three independent directors, Messrs. Lee, Choi and Chiu, which agreements provide for the grant to each such individual of an option to purchase 10,000 shares of our common stock at an exercise price of $4.00 per share.  Each option vests and becomes exercisable with respect to all of the shares on June 6, 2011.  The exercise price of each option may be paid for in cash or by cancellation of existing shares of our common stock held by the independent directors. Each option terminates on the earlier of (i) July 16, 2015 or (ii) the date as of which the option has been fully exercised

The fair value of options granted to the two executive employees at the date of grant was $1,774,440. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of June 27, 2010 were: 0% dividend yield, expected volatility of 30%, risk-free interest rate of 4.78%, an exercise multiple of 2, and a post-vesting forfeiture rate of 0%. The Company expensed $617,197 in share-based compensation for the nine months ended September 30, 2010 based upon the conclusion of management that it is probable the 2010 Income Target will be achieved.  The remaining compensation cost of $1,157,243 related to non-vested awards will be recognized over the implied remaining requisite service period of October 1, 2010 through March 29, 2011 for both options.

The fair value of options granted to the three independent directors at the date of grant was $41,010 and was expensed in share-based compensation for the nine months ended September 30, 2010. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of July 16, 2010 were: 0% dividend yield, expected volatility of 41.8%, risk-free interest rate of 3.427%, an exercise multiple of 2, and a post-vesting forfeiture rate of 0%.

The company expensed share-based compensation included in administrative expense in the amount of $658,207 for the nine months ended September 30, 2010.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at September 30, 2010 had no intrinsic value because the Company’s stock price was lower than all option exercise prices.  A summary of the Company’s stock options issued and outstanding as of and for the nine months ended September 30, is presented below:

	Number of options	Exercise Price

Stock options granted and outstanding	1,110,000	$4.00

19.          Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan.  No forfeited contributions are available to reduce the contribution payable in the future years.  The contributions of the defined contribution plan were charged to the consolidated statements of income. The Company contributed $351,559 and $331,113 for the nine months ended September 30, 2010 and 2009, respectively.

20.         Acquisitions of retail stores

During the second quarter of 2010, the Company finalized the purchase of 59 retail stores from three separate store owners. The total consideration paid for the stores was cash of $4,521,744. Based upon the reports of licensed business appraisers retained by the Company, the purchase price was allocated to the net assets acquired, as follows:

Inventory	$2,129,102
VAT tax recoverable	140,164
Store improvements and equipment	2,252,478

Total	$4,521,744

During the third quarter of 2010, the Company entered into two asset transfer agreements to acquire 33 retail pharmacy stores. As of September 30, 2010, total deposits of $1,290,960 were made to the sellers. The transactions are expected to close in the fourth quarter of 2010.

21.          Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews the operating results solely by monthly revenue of pharmaceutical distribution, retail pharmacy and manufacturing segments and the operating results of the Company. As such, the Company has determined that the Company has three operating segments as defined by FASB ASC 280, “Segment Reporting”: Pharmaceutical distribution, retail pharmacy and manufacturing.

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Sales
Wholesale Distribution	$38,120,898	$23,033,227	$94,687,187	$70,772,780
Retail	11,517,739	8,583,721	32,031,604	22,352,150
Manufacturing	2,889,609	2,250,243	7,331,051	6,348,515

	$52,528,246	$33,867,191	$134,049,842	$99,473,445

Total intersegment revenue for the three months ended September 30, 2010 and 2009 was $9,380,775 and $7,530,351, respectively.  Total intersegment revenue for the nine months ended September 30, 2010 and 2009 was $25,155 and $17,949,744, respectively.

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating Income
Wholesale Distribution	$6,628,044	$3,910,518	$15,994,222	$12,225,187
Retail	2,224,779	1,972,702	7,061,789	5,171,623
Manufacturing	1,466,808	960,322	3,854,902	2,755,086

	$10,319,631	$6,843,542	$26,910,913	$20,151,896

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Depreciation and Amortization Expenses
Wholesale Distribution	$163,515	$163,669	$455,865	$429,564
Retail	26,219	982	37,627	2,209
Manufacturing	143,944	138,531	415,167	433,139

	$333,678	$303,182	$908,659	$864,912

	September 30,	December 31,
	2010	2009

Assets
Wholesale	$98,524,678	$68,252,951
Retail	13,060,972	9,184,032
Manufacturing	15,028,854	10,319,034

	$126,614,504	$87,756,017

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Total consolidated revenue	$52,528,246	$33,867,191	$134,049,842	$99,473,445

Total profit for reportable
segments	$10,319,631	$6,843,542	$26,910,913	$20,151,896
Unallocated amounts relating to
operations:
Change in fair value of warrant liabilities	249,092	-	(457,718)	-
Share-based compensation	(632,490)	-	(658,207)	-
Provision for registration payment	(178,783)	-	(178,783)	-
Other general expenses	(375,529)	(12,692)	(873,990)	(24,744)
Finance costs	(247)	(186)	(2,859)	(2,242)

Income before income taxes	$9,381,674	$6,830,664	$24,739,356	$20,124,910

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$126,614,504	$87,756,017
Cash and cash equivalents	328,498	5,078,973
Other receivables	-	225,802
	$126,943,002	$93,060,792

All of the Company’s long-lived assets and revenues are classified based on the customers’ location.

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

Pharmaceutical distribution segment:

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instruments from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for the other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the three months and nine months ended September 30, 2010, our pharmaceutical distribution segment accounted for approximately 72.6% and 70.6% of our total revenue after elimination of inter-segment sales.  Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 1.2%, 0.1%, 0.5%, 14.8% and 83.4% of our pharmaceutical distribution segment’s total revenue for the nine months ended September 30, 2010, respectively.

The terms of our distribution agreements vary between suppliers and vary in terms of payment period, arrangement of delivery, pricing and quality requirements.  The general payment period terms vary from advance deposit, to cash on delivery, and to payment up to 90 days from the date of delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check.

Retail pharmacy segment:

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 137 directly owned retail stores under the registered name “Baicaotang 百草堂.” Our retail stores provide high-quality convenient and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical products and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan.   There is no difference in the sales price of our products in our medi-care qualified stores between cash and medi-card payment.  No co-payment is collected with respect to payments by medi-card.  For the three months and nine months ended September 30, 2010, our retail pharmacy segment accounted for approximately 21.9% and 23.9%, respectively, of our total revenue after elimination of the inter-segment sales.

The following table sets forth the accounts receivable from the National Program for our retail pharmacy segment as of September 30, 2010 and December 31, 2009:

	As of September 31,	As of December 31,
	2010	2009
Payor	(000)	(000)
National Program	$238	$295

Our billing system does not currently have the capacity to generate an aging schedule for all of our receivables. Nevertheless, we are able to create aging schedules by reference to data from our accounting system.   The payment from the National Program is made on a lump sum basis after the invoices are approved. Our system is linked with the one at National Program. At the end of each month, we reconcile our records with those of the National Program and send invoices to it for reimbursement.  Once amounts are confirmed by the National Program, such amounts due for the current month are available for reimbursement.  No allowance for bad debts has been made as medi-card reimbursement under the national insurance program is assured.

Manufacturing segment:

Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.   For each of the three and nine month periods ended September 30, 2010, our manufacturing segment accounted for approximately 5.5% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

Distribution segment

We pursue a stable and organic growth strategy for our distribution business segment. 2010 is the second year that a centralized tendering is performed under New Rural Cooporative Health Insurance Plan. As the biggest winner of last year’s contract, we have made an extensive effort to prepare for this year’s bid in order to win more contracts for this year. We believe this new business opportunity will increase the total segment revenue by as much as 5%-10%.

During September of 2010 we entered into separate distribution agreements with three government-owned hospitals, each for a term of three years, pursuant to which the hospitals agreed to further increase our business with them ranging from 30% to 95% of their respective purchase plans for our drugs. We agree to use our best efforts to fulfill the orders by distributing the drugs under the statutory requirement of the mandated collective tender plan. We were required to deposit a total of RMB 23,000,000 ($3,374,100) for the security of the distribution agreements. The hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances. We entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers' purchases. We anticipate the revenues derived from these distribution agreements will contribute additional revenue of approximately $7,000,000 annually, commencing in the fourth quarter of 2010, over the three-year terms of the agreements.

Retail Segment

We pursue a fast expansion strategy for our retail segment by merger and acquisition activities. We believe now is a good time to consolidate the retail market and leverage our strong brand name to rapidly acquire market share in this market.  We currently plan to selectively acquire drugstore chains or independently operated drugstores that complement our existing store network or help us to establish a presence in new markets. In particular, we plan to grow through first acquiring similar businesses in the rural areas and the cities in Guangxi province and then acquiring business targets outside of the Guangxi province. We target retail chains or individual stores in prime locations and with good brand names, well-developed facilities and customer bases that are complementary to ours, and which are commercially attractive. We believe that our relationship with many industry participants and our knowledge of, and operational expertise in, the drugstore market in China will assist us in making acquisitions. We also believe that we can rapidly and successfully integrate newly acquired stores into our current distribution network and quickly realize operating and financial benefits.

In March of this year we closed an asset transfer agreement to acquire 30 existing retail stores under the New Rural Cooperative Health Issuance Plan for approximately $2.4 million.  In April of this year we closed an asset transfer agreement to acquire 18 retail pharmacy stores in Hezhou City, Guangxi Province for approximately $1.3 million in cash and in May of this year we entered into and closed an asset acquisition agreement to acquire 11 retail pharmacy stores in Laibin City, Guangxi Province for approximately $0.6 million in cash.  In July of this year we further expanded our retail network across Guangxi by opening 12 new retail pharmaceutical stores in the cities of Liuzhou, Guilin, Nanning and Laibin.  In September, 2010 we entered into two asset transfer agreements to acquire 33 retail pharmacy stores. The transactions are expected to close in the fourth quarter of 2010.

We intend to spend a total of approximately $21.5 million for the opening of additional chain stores for the rest of 2010 and 2011.  In order to satisfy and fully implement our growth strategy, we intend to finance the transaction by equity or debt financing, either in a private placement or a public offering.  However, there are no assurances that such financing will be available or available on terms acceptable to us.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

Manufacturing Segment

We pursue an organic growth strategy for our manufacturing business segment. We have employed more working capital on developing new client accounts to expand further our sales network. Benefiting from China’s healthcare reform, hospitals’ drug usage has increased dramatically. We will also take this opportunity to further reinforce our sales and marketing.

We invested around $200,000 in a new drug line of Compound Diphenoxylate tablets in May of 2010.   Compound Diphenoxylate tablets are used for diarrhea. The Chinese government places quotas on raw material producers for Compound Diphenoxylate Tablets, but does not limit producers who have both production licenses for raw material and finished drugs.  There are only two licensed raw material producers of this kind, and Hefeng Pharmaceutical is one of the two.  Moreover, Hefeng Pharmaceutical also has a production license for finished Compound Diphenoxylate Tablets.  Therefore, Hefeng Pharmaceutical is the only producer in China who owns a production license for both raw material of and finished Compound Diphenoxylate Tablets.  We expect that this drug alone can contribute $1.8 million of revenue to Hefeng Pharmaceutical’s revenue annually.  We currently have received revenue from this drug in the amount of $0.14 million. We anticipate these sales will contribute about $0.45 million in the fourth quarter of 2010 and the $1.8 million level by the third quarter of 2011.

Affect of Price Controls on Our Operating Results

A number of our pharmaceutical products, primarily those included in the national and provincial medical insurance catalogs, are subject to price controls in the form of fixed retail prices or retail price ceiling controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities. Approximately 60% to 70% of our total retail sales are subject to these price controls.  The retail prices of these products are also subject to periodic downward adjustments as the PRC governmental authorities seek to make pharmaceutical products more affordable to the general public.  Any future price controls or government mandated price reductions may cause potential variability of our earnings and cash flows.

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to three months ended September 30, 2009

The following table sets forth the key components of our results of operations for the periods indicated.

	Three months ended September 30,
	2010 (000)	% of total revenue	2009 (000)	% of total revenue
Sales revenue	$52,528	100.0	$33,867	100.0
Cost of sales	39,295	74.8	24,705	72.9

Gross profit	13,233	25.2	9,162	27.1

Operating expenses
Administrative expenses	2,371	4.5	1,011	3.0
Selling expenses	1,385	2.7	913	2.7
Total operating expenses	3,756	7.2	1,924	5.7

Income from operations	9,477	18.0	7,238	21.4

Non-operating income (expense)
Interest income	3	-	57	0.2
Other income	17	-	71	0.2
Change in fair value of warrants-liabilities	249	0.5	-	-
Other expenses	(162)	-	(3)	-
Finance costs	(202)	(0.4)	(533)	(1.6)
Total non-operating income (expense)	(95)	(0.1)	(408)	(1.2)

Income before income taxes	9,382	17.9	6,830	20.2
Income taxes	(2,474)	(4.7)	(1,732)	(5.1)
Net income	6,908	13.2	5,098	15.1
Other comprehensive income
Foreign currency translation adjustments	-	-	48	0.1
Total comprehensive income	$6,908	13.2	$5,146	15.2

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended September 30, 2010 and September 30, 2009.  For the 3 months ended September 30, 2010, we had approximately $9.4 million of inter-segment revenue, which includes approximately $9.2 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.2 million in sales from our manufacturing segment to our distribution pharmacy segment. For the three months ended September 30, 2009, we had approximately $7.6 million of inter-segment revenue from our pharmaceutical distribution segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Three months ended September 30,
	2010	%	2009	%
External Segment revenue	(000)		(000)
Pharmaceutical distribution	$38,121	72.6	$23,033	68.0
Retail pharmacy	11,518	21.9	8,584	25.4
Manufacturing	2,889	5.5	2,250	6.6
	$52,528	100.0	$33,867	100.0

Sales Revenue.

During the three months ended September 30, 2010, we had sales revenue of $52.5 million, as compared to sales revenue of $33.8 million during the three months ended September 30, 2009, an increase of $18.7 million or approximately 55.1%. This increase was mainly attributable to the respective increase in sales revenue of $15.1 million and $2.9 million from our distribution segment and our retail segment during the period.

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

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Three months ended September 30,
	2010	% of Sales	2009	% of Sales
	(000)		(000)
Hospitals	$21,228	55.7	$19,427	84.3
Other drug stores	5,097	13.4	82	0.4
Clinics and health care centers	8,890	23.3	1,451	6.3
Distributors and others	2,906	7.6	2,073	9.0
Total	$38,121	100.0	$23,033	100.0

Revenue from our pharmaceutical distribution segment increased by $15.1 million or 65.5% from $23.0 million for the three months ended September 30, 2009 to $38.1 million for the three months ended September 30, 2010. The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of sales to health care centers by $7.4 million and the sales to other retail drug stores by $5.0 million. The increase in sales to health care centers was mainly attributed to the penetration of the market of these centers under the community region after we won the six city and townships’ distribution business bid in the middle of 2009 under the Basic Drugs Catalogue scheme. The increase in sales to other drug stores was the result of the increase in the quantity and range of products to the existing and new stores upon our marketing effort. The increase was further attributed to the increase of sales to hospitals. The increase of hospital sales was derived from the increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan and the New Rural Cooperative-Medicare program.

Retail pharmacy segment.

Revenue from our retail pharmacy segment increased by $2.9 million or 34.2% from $8.6 million for the three months ended September 30, 2009 to $11.5 million for the three months September 30, 2010.  The increase in sales volume was primarily attributed to the sales resulting from the opening of new stores (including newly acquired stores) in 2010.  There was a slight reduction in the sales derived from the existing stores by $0.3 million for the three months ended September 30, 2010 as the computer system of the national insurance plan run by the authority was suspended temporarily due to the unification of the system between Liuzhou City and its boundary county, which affected the sales through medi-card during the suspension. These sales are lost sales, however, the effect on our business is temporary as most of the update of the software was completed in November 2010 and we expect the sales to resume gradually.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Three months ended September 30,
	2010	2009
	(000)	(000)
Existing stores (1)	$8,273	$8,584
New stores (2)	3,245	-
Total (include closed stores)	11,518	8,584

No. of stores	137	66

(1) One store was closed after the three months ended September 30, 2009 and no sales were incurred with respect to that store for the three months ended September 30, 2010.  The sales derived from that store for the three months ended September 30, 2009 were $117,080.

(2) Represents the 71 stores opened after period ended September 30, 2009, including the 59 stores acquired during second quarter ended June 30, 2010.

Manufacturing segment

Revenue from our manufacturing segment increased by 28.4% from $2.3 million for the three months ended September 30, 2009 to $2.9 million for the three months ended September 30, 2010. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was attributed to the penetration of sales to new distributors as a result of efforts made by our sales representatives.

Cost of Sales

Cost of sales was $39.3 million for the three months ended September 30, 2010 as compared to $24.7 million for the three months ended September 30, 2009, representing an increase of $14.6 million. Our cost of sales consist the cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs. The increase was primarily due to an increase in the costs of purchasing merchandise for the increase in our revenue.

Gross Profits

Gross profit was $13.2 million for the three months ended September 30, 2010 as compared to $9.2 million for the three months ended September 30, 2009, representing an increase of $4.0 million or approximately 44.4%.  Our gross profit margin was 25.2% and 27.1% for the three months ended September 30, 2010 and September 30, 2009, respectively. The slight decrease in profit margin was mainly attributed to the decrease in the portion of sales from the retail segment in which a relatively higher gross profit margin was contributed.

Pharmaceutical distribution segment

The respective gross margin for our pharmaceutical distribution segment was approximately 20.9% and 22.0 % for the three months ended September 30, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise and the slight reduction in gross profit percentage was mainly due to an increase of the portion of sales to other retail stores; those sales have a lower profit margin than sales to hospital customers.

Retail pharmacy segment

The gross margin for our retail pharmacy segment was approximately 30.8% and 31.9% for the three months ended September 30, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  The slight decrease in gross profit percentage is attributable to those new stores in which price reduction campaigns were held during their opening periods.

Manufacturing segment

The gross profit margin for our manufacturing segment was approximately 59.0% and 60.2% for the three months ended September 30, 2010 and 2009, respectively. The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs.  There was no material price change for the cost of sales and our prices, and the gross profit was stable for each of our manufactured products.  The slight decrease in margin was mainly due to the increase in the portion of products with a comparatively lower profit margin.

Selling and Administrative Expenses - Combined

Selling and administrative expenses totaled $3.8 million for the three months ended September 30, 2010, as compared to $1.9 million for the three months ended September 30, 2009, representing an increase of $1.9 million or approximately 93.8%. The increase was attributed to the increase of administrative expenses and selling expenses by $1.4 million and $0.5 million respectively due to increased sales.

Selling Expenses

Selling expenses increased by 51.6% from $0.91 million for the three months ended September 30, 2009 to $1.38 million for the three months ended September 30, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, and payment for staff welfare in connection with our increased sales and marketing activities. The percentage of our distribution and selling expenses to our total revenue decreased slightly from 2.7% to 2.6%.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 72.8% from $0.39 million for the three months ended September 30, 2009 to $0.67 million for the three months ended September 30, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, and payment for staff welfare in connection with our marketing activities by $0.15 million. The increase was further attributable to the increase of delivery charges by $0.05 million and advertising fees by $0.05 million upon the increase in sales.

Retail pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment increased by 58.3% from $0.36 million for the three months ended September 30, 2009 to $0.57 million for the three months ended September 30, 2010. The increase was primarily due to the increase in our salaries of retail staff by $0.16 million upon an increase in the number of staff after the acquisition of new stores during the period.

Manufacturing segment

The selling expenses of our manufacturing segment decreased by 12.5% from $0.16 million for the three months ended September 30, 2009 to $0.14 million for the three months ended September 30, 2010. The decrease was primarily due to the reduction in advertising expenses by $0.05 million, which was partially offset with a $0.03 million increase in commissions.

Administrative expenses

Administrative expenses increased by 132% from $1.0 million for the three months ended September 30, 2009 to $2.4 million for the three months ended September 30, 2010. The increase in administrative expenses for the three months ended September 30, 2010 was primarily due to an increase in the incurrence of fees and salaries in connection with the compliance costs of being a public company of $0.4 million and share-based compensation of $0.7 million. Further, there was an increase in rental charges in connection with the opening of new stores.  This constituted approximately $0.15 million. The percentage of our administrative expenses to our total revenue increased slightly from 2.4% in 2009 to 2.7% in 2010 and was mainly attributable to the increase in salary expense.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment increased by $0.13 million or 17.4% from $0.71 million for the three months ended September 30, 2009 to $0.84 million for the three months ended September 30, 2010. The increase was primarily due to the increase in staff costs inclusive of wages and salaries and staff benefits by $0.07 million and the traveling expenses of $0.08 million for meetings with vendors.

Retail pharmacy segment

The administrative expenses of our retail pharmaceutical distribution segment increased by $0.20 million or 138.5.% from $0.14 million for the three months ended September 30, 2009 to $0.34 million for the three months ended September 30, 2010. The increase was primarily attributable to the increase of rental charges by $0.15 million upon the opening of new stores. In addition, the increase also resulted from the increase of depreciation expenses by $0.03 million upon the opening of our new stores.

Manufacturing segment

The administrative expenses of our manufacturing segment increased by $0.02 million or 18.5% from $0.13 million for the three months ended September 30, 2009 to $0.15 million for the three months ended September 30, 2010. The increase was primarily due to the increase in salaries.

Research and development

No expenditures were incurred for both the three months ended September 30, 2009 and September 30, 2010.

Change in fair value of warrants

For the three months ended September 30, 2010, we recognized non-cash income of $0.2 million unrelated to our operations which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before income tax

As a result of the foregoing, our income before income tax increased by 37.3% to $9.4 million for the three months ended September 30, 2010 compared to $6.8 million for the same period in 2009. The percentage of our income before income tax to total revenue was 20.2% in 2009 as compared to 17.9% in 2010. The decrease is mainly attributed to the increase of legal and accounting expenses in connection with public company compliance and SEC requirements and the decrease in gross profit margin due to a change in proportion of segment sales.

Pharmaceutical distribution segment

Our income before income tax from distribution operations increased by 69.5% from $3.9 million for the three months ended September 30, 2009, to $6.6 million for the three months ended September 30, 2010. The profit margin increased to 17.4% from 17.0%

Retail pharmacy segment

Our income before income tax from retail pharmacy segment operations increased by 12.8% from $2.0 million for the three months ended September 30, 2009, to $2.2 million for the three months ended September 30, 2010 due to the increase in sales upon the acquisition of new stores. The profit margin decreased to 19.3% from 23.0%.

Manufacturing segment

Our income before income tax from the manufacturing segment operations increased by 57.5% from $1.0 million for the three  months ended September 30, 2009, to $1.5 million for the three months ended September 30, 2010. The profit margin increased to 50.8% from 42.7%. The operating cost of Hefeng Pharmaceutical is very insignificant and comprises only the depreciation and administrative wages and is fixed except for sales commission. Thus, it is very sensitive to any increase in sales and resulted in increase in operation margin despite the reduction in gross margin.

Net Income

As a result of the above factors, we had net income of $6.9 million for the three months ended September 30, 2010 as compared to $5.1 million for the three months ended September 30, 2009, representing an increase of $1.8 million or approximately 35.5%.  For the three months ended September 30, 2010 our net income was impacted by recognition of non-cash income of $0.2 million inclusive of warrant liabilities and non-cash charge of share based compensation of $0.6 million.  Excluding this net $0.4 million non-cash charge, our net income for the three months ended September 30, 2010 would have been $7.3 million, representing an increase of 43.1% from the same period in 2009.

Earnings per share

For the three months ended September 30, 2010, our basic and diluted earnings per share was $0.18, representing an increase of 12.5%, compared the same period in 2009.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

The following table sets forth the key components of our results of operations for the periods indicated .

	Nine months ended September 30,
	2010	% of total sales revenue	2009	% of total sales revenue
	(000)		(000)
Sales revenue	$134,049	100.0	$99,473	100.0
Cost of sales	99,341	(74.1)	72,944	(73.3)

Gross profit	34,708	25.9	26,529	26.7

Operating expenses
Administrative expenses	5,308	(4.0)	2,808	(2.8)
Research and development expenses	-	-	53	(0.1)
Selling expenses	3,471	(2.6)	2,577	(2.6)
Total operating expenses	8,779	(6.6)	5,438	5.5

Income from operations	25,929	19.3	21,091	21.2

Non-operating income (expense)
Interest income	7	-	66	-
Other income	144	-	71	-
Change in fair value of warrants liabilities	(458)	(0.3)	-	-
Other expenses	(203)	(0.1)	(12)	-
Finance costs	(680)	(0.5)	(1,091)	(1.1)
Total non-operating income (expense)	(1,190)	(0.9)	(966)	(0.9)

Income before income taxes	24,739	18.4	20,125	20.3
Income taxes	(6,455)	(4.8)	(4,749)	(4.8)
Net income	18,284	13.6	15,376	15.5
Other comprehensive income
Foreign currency translation adjustments	(1)	-	25	-
Total comprehensive income	$18,283	13.6	$15,401	15.5

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total sales revenue, as well as our inter-segment sales for the nine months ended September 30, 2010 and September 30, 2009.  For the nine months ended September 30, 2010, we had approximately $25.2 million of inter-segment revenue, which includes approximately $24.6 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.6 million in sales from our manufacturing segment to our distribution pharmacy segment. For the nine months ended September 30, 2009, we had approximately $17.9 million of inter-segment revenue from our pharmaceutical distribution segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Nine months ended September 30,
	2010	% of total sales revenue	2009	% or total sales revenue
External Segment revenue	(000)		(000)
Pharmaceutical distribution	$94,687	70.6	$70,773	71.1
Retail pharmacy	32,031	23.9	22,352	22.5
Manufacturing	7,331	5.5	6,348	6.4
	$134,049	100	$99,473	100

Inter-segment revenue	$25,155		$17,948

Sales Revenue

During the nine months ended September 30, 2010, we had sales revenue of $134.0 million, as compared to sales revenue of $99.5 million during the nine months ended September 30, 2010, an increase of $34.6 million or approximately 34.8%. This increase was mainly attributable to the respective increase in sales revenue of $23.9 million and $9.7 million from our distribution segment and our retail segment during the period.

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

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Nine months ended September 30,
	2010	% of Sales	2009	% of Sales
	(000)		(000)
Hospitals	$65,267	68.9	$48,657	68.8
Other drug stores	5,215	5.5	175	0.2
Clinics and health care centers	13,904	14.7	4,247	6.0
Distributors and others	10,301	10.9	17,694	25.0
Total	$94,687	100.0	$70,773	100.0

Revenue from our pharmaceutical distribution segment increased by 33.8% from $70.8 million for the nine months ended September 30, 2009 to $94.7 million for the nine months ended September 30, 2010. The increase in revenue of $23.9 million is the result of the increase in volume by $33.3 million and offset by the reduction in price level by $9.4 million.  The average reduction in price is attributed to the change in prices paid by hospitals based upon the PRC Government-mandated collective tender process. The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of $16.6 million in sales to hospitals and $9.7 million in sales to clinics and health care centers after offsetting the decrease in sales to distributors by $7.4 million as a result of more of our resources being allocated for the development of hospital customers. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan and the implementation of the New Rural Cooperative-Medicare plan. The increase in sales to clinics and health care centers was attributed to the penetration of the market at the community region after we won the six city and townships’ distribution business bid from Basic Drugs Catalogue Plan in the middle of 2009.  The increase in sales to other drug stores was the result of the increase in the quantity and range of products to the existing and new stores upon our marketing effort.

Retail pharmacy segment

Revenue from our retail pharmacy segment increased by 43.3% from $22.4 million for the nine months ended September 30, 2009 to $32.0 million for the nine months ended September 30, 2010. The increase in revenue resulted from the increase in sales volume by $8.4 million and the general increase in our prices by approximately $1.2 million. The slight increase in our retail prices was the result of the adjustment of our selling prices in accordance with the increased cost of merchandise. The increase in sales volume was primarily attributed to the sales which resulted from the opening of 71 stores during the period. In addition, revenues derived from five stores which opened in the second half of 2009 also contributed to the growth of the sales. In addition to acquisition, the growth was derived partly by the  increase of sales through medi-care insurance cards as a result of an increase in the portion of pharmacy products entitled to be reimbursed by the PRC government, as well as an increase in the number of people covered by insurance.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Nine months ended September 30,
	2010	2009
	(000)	(000)
Existing stores (1)	$25,881	$22,352
New stores (2)	6,150	-
Total (includes closed stores)	32,031	22,352

No. of stores	137	66

(1) One store was closed during the nine months ended September 30, 2010. The sales derived from that store for the nine months ended September 30, 2010 was $113,749 while that store represented sales of $328,087 for the nine months ended September 30, 2009.

(2) Represents the 71 stores opened during the nine months period ended September 30, 2010, including the 59 stores acquired during the second quarter ended June 30, 2010.

Manufacturing segment

Revenue from our manufacturing segment increased by 15.5% from $6.3 million for the nine months ended September 30, 2009 to $7.3 million for the nine months ended September 30, 2010. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was attributed to the increase in sales through the penetration of sales to new distributors as a result of efforts made by our sales representatives.

Cost of Sales.

Cost of sales was $72.9 million for the nine months ended September 30, 2009 as compared to $99.3 million for the nine months ended September 30, 2010, representing an increase of $26.4 million. Our cost of sales consist of the cost of merchandise and raw materials and other costs. Other costs include direct labor and depreciation and miscellaneous costs. The increase was primarily due to higher costs of purchasing merchandise following the increase in our revenue.

Gross Profits

Gross profit was $34.7 million for the six months ended September 30, 2010 as compared to $26.5 million for the nine months ended September 30, 2009, representing an increase of $8.2 million or approximately 30.1%.  Our gross profit margin was 25.9% and 26.7% for the nine months ended September 30, 2010 and September 30, 2009, respectively. The gross profit margin was relatively stable; we maintain the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The slight decrease in profit margin was mainly attributed to the reduction of the portion of gross margin from our distribution segment.

Pharmaceutical distribution segment

The respective gross margin for our pharmaceutical distribution segment was approximately 20.9% and 21.7% for the nine months ended September 30, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise. In order to penetrate and capture the growth of the medical insurance plan, we attempted to satisfy the demand of hospital customers for both high-profit margin and low-profit margin products. This resulted in a slight decrease in the gross profit margin for the nine months ended September 30, 2010 compared to the same period in 2009.

Retail pharmacy segment

The respective gross margin for our retail pharmacy segment was approximately 32.6% and 32.8% for the nine months ended September 30, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  There was no significant change in gross profit between these two periods.

Manufacturing segment

The respective gross margin for our manufacturing segment was approximately 60.6% and 60.3% for the nine months ended September 30, 2010 and 2009, respectively. The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and miscellaneous costs.  There was no material price change for the cost of sales and our prices, and the gross profit was stable for each of our products manufactured.

Selling, Research and Development and Administrative Expenses - Combined

Selling, research and administrative expenses totaled $8.8 million for the nine months ended September 30, 2010, as compared to $5.4 million for the nine months ended September 30, 2009, representing an increase of $3.4 million or approximately 61.4%. The increase was attributed to the increase of administrative expenses and selling expenses by $2.5 million and $0.9 million, respectively.

Selling Expenses

Selling expenses increased by 34.7% from $2.6 million for the nine months ended September 30, 2009 to $3.5 million for the nine months ended September 30, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, and payment for staff welfare in connection with our increased sales and marketing activities. The percentage of our distribution and selling expenses to our total revenue was 2.6% for both the nine months ended September 30, 2010 and September 30, 2009.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 45.4% from $1.2 million for the nine months ended September 30, 2009 to $1.8 million for the nine months ended September 30, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, and payment for staff welfare in connection with our marketing activities by $0.4 million

Retail pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment increased by 42.4% from $1 million for the nine months ended September 30, 2009 to $1.4 million for the nine months ended September 30, 2010. The increase was primarily due to the increase in our salaries of retail staff by $0.4 million in connection with our increase in the number of stores opened for the period ended September 30, 2010.

Manufacturing segment

The selling expenses of our manufacturing segment decreased by 21.7% from $0.4 million for the six months ended September 30, 2009 to $0.3 million for the nine months ended September 30, 2010. The decrease was  primarily due to the reduction in advertising expenses.

Administrative expenses

Administrative expenses increased by 89.0% from $2.8 million for the nine months ended September 30, 2009 to $5.3 million for the nine months ended September 30, 2010. The increase in administrative expenses for the nine months ended September 30, 2010 was primarily due to an increase in the incurrence of fees and salaries in connection with the compliance of being a public company by $0.9 million as well as an increase in share based compensation of $0.7 million. Further there was an increase in staff cost inclusive of wages and salaries and staff benefits of $0.59 million, and the rental expenditures resulting from the opening of new stores, which was approximately $0.35 million. The percentage of our administrative expenses to our total revenue increased from 2.8% in 2009 to 4.0% in 2010 and was mainly attributed to the increase in salary level.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment increased by $0.44 million or 22.8% from $1.97 million for the nine months ended September 30, 2009 to $2.41 million for the nine months ended September 30, 2010. The increase was primarily due to the increase in staff cost inclusive of wages and salaries and staff benefits by $0.41 million upon the increase of individual salary levels.

Retail pharmacy segment

The administrative expenses of our retail pharmaceutical distribution segment increased by $0.56 million or 157.3% from $0.36 million for the nine months ended September 30, 2009 to $0.92 million for the nine months ended September 30, 2010. The increase was the result of increases in our staff welfare by $0.16 million. In addition, there were increases in rental charges of $0.35 million upon the opening of new stores.

Manufacturing segment

The administrative expenses of our manufacturing segment increased by $0.03 million or 7.9% from $0.41 million for the nine months ended September 30,, 2009 to $0.44 million for the nine months ended September 30, 2010. The increase was the result of increases in our salaries by  $0.02 million.

Research and development

Research and development expenses were $0.05 million for the nine months ended September 30, 2009 while no expenses were incurred for the nine months ended September 30, 2010.  We only incur the expenditures on research and development for our manufacturing segment. In prior years, most expenditure was spent in connection with the initial phase of research and the feasibility of development, however, we did not have any expenditures for research and development during the nine months ended September 30, 2010.

Change in fair value of warrants

For the nine months ended September 30, 2010, we incurred a non-cash charge of $0.4 million unrelated to our operations which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before income tax

As a result of the foregoing, our income before income tax increased by 22.9% to $24.7 million for the nine months ended September 30, 2010 compared to $20.1 million for the same period in 2009. The percentage of our income before income tax to total revenue decreased slightly from 20.2% in 2009 to 18.5% in 2010 and was mainly attributed to the increase in our staff costs related to expanding our business as well as the incurrence of costs in compliance of being a public company. Further there is the occurrence of charges related to the change in fair value of warrants and share based compensation.

Pharmaceutical distribution segment

Our income before income tax from distribution operations increased by 30.8% from $12.2 million for the nine months ended September 30, 2009 to $16.0 million for the nine months ended September 30, 2010, due to increases in sales. The profit margin decreased to 16.9% from 17.3%.

Retail pharmacy segment

Our income before income tax from retail pharmacy segment operations increased by 36.5% from $5.2 million for the nine months ended September 30, 2009, to $7.1 million for the nine months ended September 30, 2010 due to the substantial increase in sales. The profit margin decreased to 22.0% from 23.1%.

Manufacturing segment

Our income before income tax from manufacturing segment operations increased by 39.9% from $2.8 million for the nine months ended September 30, 2009, to $3.9 million for the nine months ended September 30, 2010. The profit margin increased to 52.6% from 43.4%.

Net Income

As a result of the above factors, we had net income of $18.3 million for the nine months ended September 30, 2010 as compared to $15.4 million for the nine months ended September 30, 2009, representing an increase of $2.9 million or approximately 18.9%.  For the nine months ended September 30, 2010, our net income was impacted by a non-cash charge of $0.4 million as a result of warrant liabilities and share-based compensation unrelated to our operations of $0.7 million.  Excluding this $1.1 million non-cash charge, our net income for the nine months ended September 30, 2010 would have been $19.4 million, representing an increase of 26.2% from the same period in 2009.

Earnings per share

For the nine months ended September 30, 2010, our basic and diluted earnings per share was $0.48 compared to $0.48 for the same period in 2009.

Liquidity and Capital Resources

Our principal source of funds are cash generated from operations and various short-term and long-term bank loan borrowings and certain credit facilities inclusive of bills payable, as well as cash contributions from certain directors and related companies.  Our primary liquidity requirements are to finance working capital, to fund the payment of interest and principal due on indebtedness and to finance acquisitions of expansion of our facilities and operations. As of September 30, 2010, $8.8 million of our indebtedness was due within one year and $2.4 million was due beyond one year.  During the nine months ended September 30, 2010 we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted cash and cash equivalents.

Our restricted cash consists of collateral we provide for bills payable.  As of September 30, 2010 and December 31, 2009, our restricted cash was approximately $1.0 million and $1.2 million, respectively.  As of September 30, 2010 and 2009 we had cash of $13.6 million and $12.6 million, respectively, exclusive of restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements (other than acquisitions) for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	For the Nine months Ended September 30,
	2010	2009
	(000)	(000)
Net cash provided by operating activities	$9,919	$14,349
Net cash used in investing activities	(8,462)	(336)
Net cash used in financing activities	(1,144)	(2,712)
Foreign currency translation	(1)	7
Net increase in cash and equivalents	312	11,308
Cash and cash equivalents, beginning of period	13,304	1,265
Cash and cash equivalents, end of period	$13,616	$12,573

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

Cash from operating activities is primarily affected by our pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments. Because our manufacturing segment accounted for only 5.5% of our revenues in 2010, it does not have a significant impact on cash from operating activities.

Cash provided by operating activities was $9.9 million for the nine months ended September 30, 2010 compared to $14.3 million provides operating activities for the nine months ended September 30, 2009, representing a decrease of $4.4 million. Operating cash flows for 2010 reflect primarily net cash receipts derived from business operations. Despite the increase in net income for the nine months ended 2010 as compared to the same period of 2009, the reduction in net cash from operating activities was primarily attributable to the slowdown of accounts receivable payment, which increased to 91 days in 2010 as compared to 65 days in 2009. The increase in turnover days was attributable to an increase in the portion of our sales to hospitals and community health care centers under our pharmaceutical distribution operations segment to 83.6% of total revenue during the nine months ended September 30, 2010 from 74.8% for the nine months ended September 30, 2009.

For our pharmacy distribution segment, accounts receivable turnover days for the nine months ended September 30, 2010 were 118 as compared to 81 for the same period in 2009.  Hospitals and the community heath care centers have comparatively longer payment cycles and the portion of sales to both collectively increased to 83.6% for the nine months ended September 30, 2010 from 74.8% for the nine months ended September 30, 2009. Many hospitals have undertaken construction and expansion work. It resulted in the slow down of their payments.  However, in the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government.  We believe that it is highly unlikely that a liquidation of one of our hospital and community health care center customers will occur, and that the recovery of accounts receivable from them are highly secure.  Therefore, it is our customary practice to grant a longer credit period.  There have been no instances of write-offs of any receivables owed by a hospital or the community health care centers.

For our retail segment, accounts receivable turnover days for the nine months ended September 30, 2010 were 2 days as compared to 4 days in 2009.  We generally receive cash from the customer at our retail store except for our medi-care qualified stores.  The accounts receivable comprised only the medi-card reimbursement under the national program.  The increase in sales was mainly derived by the increase in the number of stores opened during the first nine months of 2010; nevertheless, not all the newly opened stores were medi-care qualified stores.  Thus, the increase in the number of medi-care qualified stores is not in line with the increase in the number of stores.  This resulted in the reduction in accounts receivable turnover days between the periods.

For our manufacturing segment, the accounts receivable turnover days for the nine months ended September 30, 2010 were 123 as compared to 105 in 2009.  The increase was due to the extension of credit to our customers based on the payment history of the customers.

Investing Activities

Our cash flow from investing activities primarily consists of purchases of property, plant and equipment and the acquisition of assets of drug stores by our retail segments together with the proceeds from the disposal of leasehold land. Cash used in investing activities was $8.5 million for the nine months ended September 30, 2010, compared to $0.3 million of cash used by investing activities for the same period in 2009, representing an increase of $8.2 million. The increase in cash used was primarily due to both the deposit and the payment for the acquisition of the chain stores of $5.8 million.  The payment of a long term deposit by $3.2 million was partly offset by the proceeds from the disposal of land use rights.

Financing Activities

Our cash flow from financing activities is derived primarily from the proceeds and from repayments of bank borrowings. Cash used in financing activities was $1.1 million for the nine months ended September 30, 2010, compared to $2.7 million used in financing activities for the same period in 2009 representing a decrease of cash from financing activities by $1.6 million. The decrease of cash from financing activities was primarily due to the proceeds received from private placement of $2.3 million and the reduction of restricted cash held by banks by $1.8 million. The increase was offset by the increase of repayment of other loans by $1.5 million as well as the net increase of advances to related companies by $1.1 million.

Working capital

Our working capital as of September 30, 2010 and December 31, 2009 was $44.8 million and $29.6 million, respectively.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations.  Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of repayment when compared with other customers and the increase in the proportion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of September 30,	As of December 31,
	2010	2009
	(000)	(000)
Hospitals	$28,855	$27,445
Other stores	5,635	15
Clinics and health care centre	8,914	189
Distributors and others	7,057	4,602
Total	$50,461	$32,251

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

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of September 30, 2010 and  December 31, 2009 were $8.8 million and $7.1 million, respectively while long term bank borrowings outstanding as of September 30, 2010 and December 31, 2009 were $2.4 million and $3.7 million respectively. The loans are from various financial institutions and represent the maximum amount of each facility.  The short term loans bore an average interest rate of 5.99% and 7.14% per annum for these two periods, respectively, and the rate was adjusted currently or quarterly in accordance with the loan rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property plant and equipment of the Company and the properties from related-parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have three to seven years terms. Part of the borrowings mature at various times over the next two years and part of the borrowings are repayable by monthly installments within the five years time before maturity. The loans bore an interest rate from 6.48% to 7.74% which was adjusted currently in accordance with the loan rate of the People’s Bank of China.

These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and the properties from related-parties.

In addition to bank borrowings mentioned above, we have trade credit facilities in the amount of $1.5 million as at September 30, 2010 and $1.0 million was utilized as at September 30, 2010.  The trade facilities are secured by land use rights, property, plant and equipment of the Company.

Critical Accounting Estimates

This section should be read together with the Summary of Significant Accounting Policies included as Notes to the consolidated financial statements included in our financial statements. Our consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 805, “Goodwill and Intangible Assets” (“ASC 805”). We perform an impairment analysis on an annual basis and, in addition, if we notice any indication of impairment, we conduct that test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We conducted an impairment test as of December 31, 2009 and no impairment loss was identified.

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

Allowances for doubtful accounts

We establish a general provisioning policy to make the allowance equivalent to 40% of gross amount of accounts receivable due from 6 months to 12 months and 100% of gross amount of accounts receivable due over 12 months.  Additional specific provisions are made against accounts receivable whenever they are considered to be uncollectible. We make judgments over the customer’s ability to pay their outstanding invoices on a timely basis and whether their financial position might deteriorate significantly in the future affecting their capability for repayments.

Allowances for inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by our customers, sales contracts and orders in hand.  As of September 30, 2010, 2.5% of our inventory will expire within 7 to 9 months time, 8.3% will expire within 10 to 12 months time, 89.1% of inventory will expire in over 12 months. We estimate the extent of provision necessary should the inventory fall within 6 months before expiration after assessing the capability of related selling campaigns and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that the drugs are still marketable and estimate the provision upon the future demand and the current inventory level.

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

Sales of goods  - Pharmaceutical distribution segment

We sell a range of pharmaceutical products to various customers and the majority of revenue results from the contracts signed with various distributors and government-owned hospitals.  Sales of goods are recognized upon customers’ acceptance when the goods have been delivered to the premises of customers and the customers have full discretion over the goods and the significant risks and rewards of ownership have been transferred to the customers. Currently, we do not have any sales on consignment and we do not use consignment sales as our sales method.  The price to the buyer is fixed and no cancellation clause exists and there is no right of return except in rare cases where those pharmaceutical goods are damaged during the delivery process.  In the absence of the right of return clause, we estimate that the product return was insignificant other than for returns because of damage arising from delivery. We are not obligated to accept the return should the inventory kept by the customers be excessive or expire without being sold by them. We do accept return of inventory damaged during delivery. We grant credit to customers with proven payment records. Collectability is assessed by background checks for new customers.

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

Sales of goods -  Manufacturing segment

The revenue recognition criteria used with our manufacturing segment are the same as the operation under our pharmaceutical distribution segment except that the only customers are distributors.

During the nine months ended September 30, 2010, $463,784 worth of goods were returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discounts or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except if the goods are damaged during the delivery process. As the return of goods are not allowed, we assess and estimate the returns solely arising from the damage during the delivery process and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and the introduction of new products as the factors are not relevant to us for the estimate of return.

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

In the first quarter of 2010 the Company engaged Ernst & Young (China) Advisory Limited to review with the Company its internal controls and procedures and to assist the Company to develop a remediation program with respect to its control procedures.  This analysis and remediation program were completed in the second quarter of 2010 and the new controls installed during that period.  Under the program that has been installed, the Company will test the controls after two quarters of operation.  On the basis of its review and the actions taken pursuant to the new procedures, however, the Company has concluded that its disclosure controls and procedures were effective for the period which is the subject of this report.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on an evaluation of our disclosure controls and procedures as of September 30, 2010 covered by this report (and the financial statements contained in the report), our chief executive officer and chief financial officer have determined that our current disclosure controls and procedures were effective.

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

China BCT Pharmacy Group, Inc.

Dated: November 10, 2010	By:	/s/ Hui Tian Tang
Hui Tian Tang
Chief Executive Officer and Chairman
(principal executive officer)

	By:	/s/ Xiaoyan Zhang
Xiaoyan Zhang
Chief Financial Officer
(principal financial and accounting officer)