Form 10-K/A
period 2009-12-31
China BCT Pharmacy Group, Inc.
filed 2011-03-09
CIK 1399356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA BCT PHARMACY GROUP, INC.

AMENDMENT NO.1 TO ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

i

Explanatory Note

China BCT Pharmacy Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Form 10-K”), to amend our Original Form 10-K in response to comments received from the SEC to conform the disclosures contained in our Annual Report to the disclosures contained in the Company’s Registration Statement on Form S-1, as amended. In addition, we are concurrently filing our Form S-1/A, our Form 10-Q/A for the period ending March 31, 2010, our Form 10-Q/A for the period ending June 30, 2010 and our Form 10-Q/A for the period ending September 30, 2009.

Item 15 of Part III of this report has been revised to contain the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-K/A sets forth the Original Form 10-K in its entirety, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed above, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not directly impacted by the restatement, which should be read in their historical context. The following items have been amended:

Part I, Item 1. Business;
Part I, Item 1A. Risk Factors;
Part I, Item 2. Properties;
Part II, Item 6. Selected Consolidated Financial Data;
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II, Item 8. Financial Statements and Supplementary Data;
Part II, Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure;
Part III, Item 10. Directors and Executive Officers and Corporate Governance;
Part III, Item 11. Executive Compensation;
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence;
Part IV, Item 15. Exhibits, Financial Statement Schedules.

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

PART I

Item 1.Business

References in this prospectus to the “PRC” or “China” are to the People’s Republic of China. Except as otherwise specifically stated or unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to collectively (i) China BCT Pharmacy Group, Inc. (f/k/a China Baicaotang Medicine Limited), a corporation incorporated in the State of Delaware; (ii) Ingenious Paragon Global Limited (“Ingenious”), a British Virgin Islands company which is a wholly-owned subsidiary; (iii) Forever Well Asia Pacific Limited (“Forever Well”), a Hong Kong company which is a wholly-owned subsidiary of Ingenious; (iv) Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”), a PRC wholly foreign-owned enterprise (“WFOE”) which is a wholly-owned subsidiary of Forever Well; (v) Hefeng Pharmaceutical Co. Limited (“Hefeng Pharmaceutical”), a PRC company which is a wholly-owned subsidiary of Liuzhou BCT; and (vi) Guangxi Liuzhou Baicaotang Medicine Retail Limited (“BCT Retail”), a PRC company of which 49% of its registered capital was contributed by Liuzhou BCT and 51% of its registered capital was contributed by Baicaotang Property Management Limited (“Property Management”), an affiliated company.

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

Summary

We are engaged in pharmaceutical distribution, retail pharmacy and manufacturing of pharmaceuticals through our three subsidiaries Liuzhou BCT, Hefeng Pharmaceutical, and BCT Retail, each of which is located in Guangxi Province, China.

 We have integrated operations in the following business segments:

●	Pharmaceutical distribution.

Pharmaceutical distribution is our principal business. We conduct our wholesale business through Liuzhou BCT by purchasing from pharmaceutical product suppliers and then distributing the products to our wholesale customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals. Our pharmaceutical distribution business is focused on the market of Guangxi province, which includes major cities such as Nanning, Liuzhou and Guilin, and which has approximately 50 million people.   We operate a large regional wholesale pharmaceutical network in Guangxi province supported by strategically placed warehouse facilities.  For the year ended December 31, 2009, revenue generated from our pharmaceutical distribution segment was $97.1 million, or 71.4% of our total revenues for the year.

We distribute over 8,000 products from nearly 4,000 suppliers through our wholesale distribution in compliance with applicable PRC regulations.   Hefeng Pharmaceutical, which is one of our wholly owned subsidiaries, is also one of our suppliers.  In 2009 revenue derived from the distribution of third-party products constituted 99% of our pharmaceutical distribution segment revenue.

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

The Guangxi centralized-online tendering system was started in 2006, and in 2009 the tendering started to be applied also under the New Rural Cooperative Health Insurance Plan. At the first tendering in 2009 we were awarded distribution rights for six counties and townships under the New Rural Cooperative Health Insurance Plan, including Liuzhou, Yizhou, Lipu, Gongchen, Luzhai Laibin and Heshan, and were selected as one of two exclusive distributors for these six territories.

●	Retail pharmacy.

Established in 2001, BCT Retail operates a large regional retail pharmaceutical network in Guangxi province, consisting of 66 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.” Our retail stores provide convenient, high quality and professional pharmaceutical services and supply a wide variety of medicines, including western medicine, traditional Chinese medicine (“TCM”), dried Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and seasonal medicine. For the year ended December 31, 2009, revenue generated from our retail pharmacy segment was $31.2 million, or 22.9% of our total revenues for the year. Among the 66 stores, there are 16 stores that are medi-care qualified stores, where customers are able to make their purchases either by cash or by using their medi-care insurance card for payment.

●	Hefeng Pharmaceutical

Hefeng Pharmaceutical has a manufacturing facility on approximately 40,000 square meters of land and manufactures four types of products:

●	A Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity;

●	A granular formulation unit with an annual production capacity of 2.5 billion packages;

●	A pill formulation unit with an annual production capacity of 3.6 billion pills, and

●	A liquid formulation unit with an annual production capacity of 1.0 billion injections.

Hefeng Pharmaceutical produces and sells pharmaceutical products under the registered name “Asio (亚太)” including: traditional anti-inflammatory and antibacterial drugs, cancer treatment drugs, cardio-vascular disease drugs and hepatitis drugs. Hefeng Pharmaceutical’s best-selling products include:

●	Tabellae Sarcandrae, a TCM drug that has similar anti-inflammatory and antibacterial effects as anti-biotics in Western medicine;

●	Corydalis Saxicola Bunting (Yanhuanglian), an important component in various hepatitis prescriptions in TCM;

●	Hydroxycamptotbecine Injection, which is used to treat cancers such as carcinoma ventricui, carcinoma hepatitis and colon cancer;

●	Ethacridine Lactate Injection which is used for second trimester pregnancy termination from week 12-26; and

●	Levodopa, a TCM drug that is used to treat stiffness, tremors, spasms and poor muscle control related to Parkinson’s disease.

In addition, Hefeng Pharmaceutical collaborates with several renowned medical research universities in China to continuously improve its raw material abstraction efficiency and production process, and to develop alternative formulas for existing drugs.  For the year ended December 31, 2009, revenue generated from our manufacturing pharmacy segment was $7.7 million, or 5.7% of our total revenues for the year.

The growth profile of Guangxi province is based on the following three factors:

●
According to data published by the National Bureau of Statistics, Guangxi Province’s GDP was RMB770 billion ($112 billion) in 2009.  GDP per capita in Guangxi Province was RMB15,821 ($2,316) in 2009 as compared with GDP per capita of RMB42,141 ($6,169) in the coastal regions (including Fujian Province, Guangdong Province, Hainan Province, Jiangsu Province, Shandong Province, Shanghai, and Zhejiang Province).  In 2009 Guangxi Province’s GDP growth rate was 13.9% as compared to an average GDP growth rate of 10.7% in the coastal regions in 2009.  In 2009 Guangxi Province had a population of 48.16 million. In 2009 the population growth rate of Guangxi Province was 7.2% as compared with a population growth rate of 5.17% in the coastal regions.  (See http://www.stats.gov.cn/tjsj/ndsj/2009/indexch.htm).

●
the inflation rate in China in 2010 is projected to be 3.5% to 4% based upon the World Bank “China Quarterly Update” from March 17, 2010.  (See http://siteresources.worldbank.org/CHINAEXTN/ Resources/318949-1268688634523/CQU_march2010.pdf), and

●	the general pharmaceutical industry growth rate resulting from the RMB850 billion healthcare reform bill passed by the Chinese government.

Corporate Structure and History

We were originally incorporated in the State of Delaware on November 30, 2006 under the name Purden Lake Resource Corp. to engage in the acquisition, exploration and development of natural resource properties. Prior to December 23, 2009 we were a blank check company with nominal assets.  We changed our name to China Baicaotang Medicine Limited on December 24, 2009, and to China BCT Pharmacy Group, Inc. on March 25, 2010.

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

We do not have direct 100% ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with more than 30 drugstores.  We have entered into contractual arrangements with Property Management pursuant to which we loaned money equal to 51% of the registered capital of BCT Retail to the shareholders of Property Management and such Property Management shareholders pledged their 51% equity interests in BCT Retail.

The chart below illustrates the current structure of the Company:

Reorganization

To accomplish this step, Liuzhou BCT shareholders formed Forever Well to acquire the PRC Operating Companies.  The second step in the Restructuring was for Ingenious, which was 100% owned by Ms Zhang, to acquire Forever Well and the third step was for Ingenious to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire Ingenious.

The first step was completed in conjunction with the second step so that as the PRC Companies became subsidiaries of Forever Well, Forever Well was acquired by Ingenious.  As part of the second step of the Restructuring, the Liuzhou BCT Shareholders entered into an earn-in agreement (the “Earn-In Agreement”) which provided the Liuzhou BCT Shareholders with a process under which they could purchase for a nominal amount the shares of common stock held by Ms. Zhang.

Under the Earn-In Agreement, Ms. Zhang holds local title to the shares for the five-year term of the agreement or until the shares have been purchased by the Liuzhou BCT Shareholders.  Thereafter, the shares can only be transferred upon the agreement of both Ms. Zhang and the Liuzhou BCT Shareholders.  For the term of the Earn-In Agreement or until the shares are purchased by the Liuzhou BCT Shareholders, Ms. Zhang holds all of the governance rights with respect to the shares.

After completion of the first and second steps in the Restructuring, the parties concluded that they needed another agreement to complete the Earn-In Agreement and the restructuring process. They therefore entered into the so-called "entrust shareholding" agreements with respect to each of the first and second steps; they made these agreements effective as of the effective date of the first and second steps. These agreements recited that a third-party would maintain the governance rights and economic benefits of the Liuzhou BCT Shareholders during the period of the Earn-In Agreement.

The two entrust shareholding agreements were identical except that the third party in the first was Mr. Ping Ki Yue and in the second was Ms. Zhang. The first agreement had been supplanted by the second even at the time it was signed. Under the second agreement, Ms. Zhang, as owner of the shares, had all voting power and, upon notice from her with respect to a matter, the former shareholders might choose to express a preference as to how she would vote the shares; the agreement also confirmed that the former shareholders’ economic interest in the shares was preserved as in the Earn-In Agreement.

These agreements were in fact never utilized and the parties determined that they had been mistaken in their decision to create them and that the Earn-In Agreement expresses entirely the parties’ relationship with respect to the shares and with each other. Representatives of the Liuzhou BCT Shareholders hold the majority of seats on the board of the Company. The Earn-In Agreement reflects the intent and purpose of the parties in undertaking and accomplishing the Restructuring. And following the accomplishment of the third step in the Restructuring, the Earn-In Agreement is the operative agreement for all purposes with respect to the relationship of the Liuzhou BCT Shareholders to the Company. The parties having recognized the mistake, for all of these reasons, the entrust shareholding agreements were rescinded as of their effective dates and the Earn-In Agreement governs the rights of the Liuzhou BCT Shareholders with respect to the shares held by Ms. Zhang.

Under the Earn-in Agreement, Ms. Zhang has legal title to the shares and there are no limits on her voting rights with respect to the shares. Under the Earn-In Agreement, the Liuzhou BCT Shareholders have the right to obtain the economic benefits of the shares by purchasing the shares upon the Company's attaining the low financial thresholds in the agreement which trigger their purchase rights. Ms. Zhang also has no authority to transfer the shares. This can only be done with the agreement of the Liuzhou BCT Shareholders. Therefore, were the Company not to attain the thresholds that have been placed in the Earn-In Agreement, we anticipate that the agreement would be further modified to establish thresholds that were or are attainable.

On December 30, 2009, the goal of the Restructuring was realized when we took the third step and entered into a share exchange agreement with Ingenious, pursuant to which we acquired 100% of the equity of Ingenious in exchange for the issuance of an aggregate of 32,000,000 shares of our common stock to Ms. Zhang and to certain former Liuzhou BCT Shareholders (the “Share Exchange”).  As of the date of this filing, Ms. Zhang owns 58.9% of our common stock although, as a consequence of the Earn-In Agreement ownership of these shares also resides in the Liuzhou BCT Shareholders.  As a result of this transaction, we are a holding company which, through our direct and indirect ownership of Ingenious, Forever Well, Liuzhou BCT, Hefeng Pharmaceutical, and BCT Retail, now has operations based in the PRC.

Private Placement

On October 23, 2009, we entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”) for the sale of up to an aggregate of 1,147 units (the “Units”) in a private placement (the “Private Placement”).  Simultaneously with the closing of the Share Exchange, we completed the initial closing of the Private Placement of approximately $6.3 million or 632.3 Units (the “Initial Closing”).  Upon the Initial Closing, we issued an aggregate of 2,489,370 shares of our common stock and Investor Warrants exercisable for up to 1,244,368 shares of our common stock at an exercise price of $3.81 per share. In addition, in connection with the Initial Closing of the Private Placement, we issued Agent Warrants to the placement agents (the “Co-Placement Agents”) that are exercisable for 248,937 shares of our common stock at an exercise price of $3.05 per share.  The funds were held with Signature Bank, acting as escrow agent, and were released to us upon the consummation of the Initial Closing.  The closing of the Share Exchange was a condition precedent to the closing of the Private Placement.

On February 1, 2010, we completed the second closing of the Private Placement of approximately $2.6 million (the “Second Closing”) of 261.61 Units, consisting of an aggregate of 1,029,970 shares of our common stock and Investor Warrants exercisable for 514,933 shares of our common stock at an exercise price of $3.81.  In connection with the Second Closing, we issued Agent Warrants to the Co-Placement Agents that are exercisable for 102,997 shares of our common stock at an exercise price of $3.05 per share on a cash or cashless basis.  The funds were held with Signature Bank, acting as escrow agent, and were released to us upon the consummation of the Second Closing.

We entered into a placement agency agreement (the “Placement Agent Agreement”) with the Co-Placement Agents on October 21, 2009 whereby the Co-Placement Agents received as compensation for acting as placement agent in the Private Placement (i) a total cash fee and  a non-accountable marketing allowance in the amount of approximately $0.86 million; and (ii) Agent Warrants to purchase up to 302,521 shares of common stock.  Pursuant to participating agent agreements by and among Charles Vista, LLC, May Davis and American Capital, Charles Vista, LLC received as compensation for acting as a sub-agent in the Private Placement (i) a cash fee in the amount of approximately $0.22 million; and (ii) Agent Warrants to purchase up to 49,413 shares of common stock at an exercise price of $3.65 per share.  The Co-Placement Agents were responsible for raising the minimum offering amount of $5,820,000 of Units and were compensated as set forth above.

Where You Can Find Us

Our principal executive office is located at No. 102 Chengzhan Road, Liuzhou City, Guangxi province, China and our telephone number is (86) 772-363-8318. Our corporate website is www.china-bct.com. Information contained on, or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this prospectus.

Overview

We are engaged in pharmaceutical distribution, retail pharmacy and manufacturing of pharmaceuticals through our two wholly-owned subsidiaries Liuzhou BCT and Hefeng Pharmaceutical, and BCT Retail, a retail company that we control through a series of contractual arrangements, each of which is located in Guangxi province, China.  Since January 2, 2008, we have three operating segments based on our major lines of businesses: pharmaceutical distribution, retail pharmacy and manufacturing pharmacy. For additional information regarding our segments please refer to our financial statements.

●	Pharmaceutical distribution

Pharmaceutical distribution is our principal business.  We conduct our wholesale business through Liuzhou BCT by purchasing pharmaceutical products from suppliers and then distributing them to our wholesale customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals. Our pharmaceutical distribution business is focused on the market of Guangxi province, which includes major cities such as Nanning, Liuzhou and Guilin and which has a population of approximately 50 million people.   We operate a large regional wholesale pharmaceutical network in Guangxi Province supported by strategically placed warehouse facilities.  For the year ended December 31, 2009, revenue generated from our pharmaceutical distribution segment was $97.1 million, or 71.4% of our total revenues for the year.

We distribute over 8,000 products from nearly 4,000 suppliers through our wholesale distribution in compliance with PRC regulations.  Hefeng Pharmaceutical which is one of our wholly-owned subsidiaries is also one of our suppliers. In 2009 revenue derived from the distribution of third-party products constituted 99% of our pharmaceutical distribution segment revenue.  The terms of our distribution agreements vary between supplier and vary in terms of payment period, arrangement of delivery, pricing and quality requirements.  The general payment terms vary from advance deposit, to cash on delivery, to payment  up to 90 days from delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check. The delivery is either to our warehouse, railway station, or prescribed destination within Liuzhou City. The quality of drugs supplied is in accordance with the prescribed national standard requirement. Our top 10 suppliers in our pharmaceutical distribution segment accounted for 27% of our purchases in 2009.

Liuzhou BCT’s GSP Certificate, which is a certification that drugstores in China are required to obtain was issued on September 18, 2009 and will expire on September 17, 2013, subject to renewal for an additional five-year term.

●	Retail Business

Established in 2001, BCT Retail operates a large regional retail network in Guangxi province, consisting of 66 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.”  BCT Retail’s GSP Certificate was issued on February 18, 2009 and will expire on February 17, 2010, subject to renewal of additional five-year term. Our retail stores provide convenient, high quality and professional pharmaceutical services, and supply a wide variety of medicines, including western medicine, TCM, dried Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and seasonal medicine.  For the year ended December 31, 2009, revenue generated from our retail pharmacy segment was $31.2 million, or 22.9% of our total revenues for the year.

Among the 66 stores, there are 16 stores that are medi-care qualified stores, where customers are able to make their purchase either by cash or by using their medi-care insurance card for payment.  With respect to medi-care insurance card payments, we issue an invoice to the national medi-care for reimbursement for those drugs included under the medi-care insurance catalogue.  Only medi-care card payments from these 16 stores are entitled to reimbursement.  The medi-care insurance catalogue used are provincial-based and developed and based on the national insurance catalogue. The medi-care insurance program is also known as National Medical Insurance Program.

The National Medical Insurance Program is funded primarily by provincial governments and, to a lesser degree, by program participants and their employers.  The program has two types of accounts: individual accounts and social pool accounts.  Each participant has an individual account that holds all contributions from the participant and part was contributed from his or her employer. National medicine catalog of the National Medical Insurance Program provides guidance to what extent the purchases of these medicines are reimbursable.  The implementation of the National Medical Insurance Program is delegated to provincial governments, each of which has established its own medicine catalog. The medicine catalog comprises two lists of drugs which are named as Tier A and Tier B. People can consume and reimburse the drugs on these two lists by means of the insurance card at the medi-care qualified retail stores. When the customers purchase the drugs at the medi-care qualified stores listed under Tier B, they need to pay 20% co-payment by themselves and 80% is deducted from their individual account under the insurance card, whereas 100% is deducted from their individual account for the drugs listed under Tier A.  From July 2009, onward, such policy was cancelled and the cost of drugs listed under Tier B can be deducted from the card in full should the balance of the individual account on the card exceed the cost of drugs purchased. If there is not a sufficient balance on the insurance card to cover the cost of the drug, the customer must personally pay the difference at the time of purchase.  Our retail stores participate in both of these two tiers of drugs. Thus, subject to an individual having an adequate balance on their card for Tier B drugs, there is no difference between the treatment of Tier A and Tier B drugs from July 2009 onwards.

In order to get reimbursement from the National insurance program, we have to extract the total amount of sales derived from the amount spent by insurance card under our billing system. Our system is linked with the one at the National program.  Each month, we only need to reconcile our record with the system and issue the invoice to the National program for reimbursement approval. Then the money is remitted to our designated account with no difference between these two tiers, subject to an individual having an adequate balance on their card for Tier B drugs..

The retail price under the medi-care qualified stores is subject to price controls administered by the Price Control Office under the National Development and Reform Commission. Our retail price for Tier A and Tier B drugs under qualified stores is fixed at an agreed ceiling of an agreed percentage over the prescribed one issued by the Guangxi Price Control Office. The prescribed drug prices issued by the Guangxi Price Control Office are in accordance with the price upon the provincial collective tender result which is held annually.

As for the New Rural Cooperative Medicare Plan, the participants in the scheme are people living in rural areas. The program also has individual accounts in which more subsidies are contributed by the provincial government and no employers are involved. It resembles the schemes under the National Medical Insurance Program in which people consume and reimburse the drugs by their individual account. The transaction is not recorded by a card; we instead login their account under the system of the New Rural Cooperative plan to check their balance to ensure that the limit of the account has not been reached.. Unlike National Medical Insurance Program, the eligible person is entitled to consume the drugs under the list of Basic Drugs Catalogue rather than the Tier A and Tier B catalogue,

The retail prices under the New Rural Cooperative Medicare Plan are subject to price controls administered by the Price Control Office under the National Development and Reform Commission. The retail prices under the list of Basic Drugs Catalogue are fixed at an agreed ceiling of percentage over the prescribed one issued by the Guangxi Price Control Office. The prescribed drugs price issued by the Guangxi Price Control Office are in accordance with the price upon the provincial collective tender result which is held annually. In order to get reimbursement from the New Rural Cooperative Medicare Plan, our stores have to extract the sales figures from the billing system and issue the reimbursement notes with the original vouchers and invoices to the relevant Committee for approval. Then the Committee remits the money to the designated account opened by the stores.

●	Hefeng Pharmaceutical

Hefeng Pharmaceutical has a manufacturing facility located on approximately 40,000 square meters of land, and manufactures four types of products:

●
A Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity (Maximum daily unit production: 2.5 tons per day; maximum days of operation per year: 270 days);

●	A granular formulation unit with an annual production capacity of 0.25 billion packages (Maximum daily unit production: 768,960 packages per day; maximum days of operation per year: 324 days);

●	A pill formulation unit with an annual production capacity of 0.36 billion pills (Maximum daily unit production: 1,252,800 pieces per day; maximum days of operation per year: 288 days); and

●	A liquid formulation unit with an annual production capacity of 0.1 billion injections (Maximum daily unit production: 347,500 pieces per day; maximum days of operation per year: 288 days).

The above capacity figures have been derived by our production department. The maximum days of operation is determined after taking into account the days of repairs, sterilization and rinsing process particular to each of the above production lines.

Hefeng Pharmaceutical produces and sells pharmaceutical products under the registered name “Asio (亚太)” including: traditional anti-inflammatory and antibacterial drugs, cancer treatment drugs, cardio-vascular disease drugs and hepatitis drugs.

Hefeng Pharmaceutical’s best-selling products include:

●	Tabellae Sarcandrae, a TCM drug that has similar anti-inflammatory and antibacterial effects as anti-biotics in Western medicine;

●	Corydalis Saxicola Bunting (Yanhuanglian), an important component in various hepatitis prescriptions in TCM;

●	Hydroxycamptotbecine Injection; which is used to treat cancers such as esophagus cancer, carcinoma ventriculi, carcinoma hepatis and colon cancer.

●	Yinge Tongmai Tea, which is made of gingko biloba, kudzu rot and Chinese tea and is used to clear up blood vessels and treat cardio-vascular diseases.; and

●	Levodopa, a TCM drug that is used to treat stiffness, tremors, spasms and poor muscle control related to Parkinson’s disease.

In addition, Hefeng Pharmaceutical collaborates with several renowned medical research universities in China to continuously improve its raw material abstraction efficiency and production process, and to develop alternative formulas for existing drugs.  For the year ended December 31, 2009, revenue generated from our manufacturing pharmacy segment was $7.7 million, or 5.7% of our total revenues for the year.

Hefeng Pharmaceutical’s GMP Certificate was issued on July 14, 2009 and will expire on July 13, 2014, and its GMP Certificate for Small Volume Parental Solution was issued on July 10, 2006 and will expire on July 9, 2011, both certificates are subject to renewal of additional five-year term.  The renewal process requires us to apply through the State Food and Drug Administration and furnish an application form together with relevant supporting documents, such as our product license, business registration certificate, a summary of our management over drugs manufacturing, a self quality control report, an organization chart, education graphic data, a floor plan, assembly line, production flow and control points, inspection detail over key processes and a list of products produced. The Food and Drugs Administration will consider and issue the notice of acceptance upon the formality check and then carry out inspection on our technical know-how. Thereafter, GMP inspection unit will undertake an on-site inspection and issue an on-site inspection report in compliance with the GMP inspection standards. The State Food and Drug Administration then reviews the on-site inspection report and announces the result of inspection to us. The State Food and Drug Administration will issue the GMP certificate renewal if the reports are satisfactory.

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

●	Corydalis Saxicola Bunting (Yanhuanglian)

Corydalis Saxicola Bunting is an important component in various prescriptions in TCM. Yanhuanglian has been demonstrated to possess many pharmacological activities, including antibacterial, antiviral and anticancer activities. The active ingredients are dehydrocavidine, coptisine, dehydroapocavidine and tetradehydroscoulerine. Systemic clearance of the four active alkaloids in plasma was over 93% of hepatic blood flow, indicating they may be quickly eliminated via hepatic clearance. Less than 10% of the drug was excreted via urine following intravenous and oral administration, suggesting that these four alkaloids may undergo significant metabolism in the body or the drug may be excreted via routes other than urine. Intravenous administration of Yanhuanglian is the most common clinical practice, because it can improve absorption of the four active alkaloids into systemic circulation.

We are the sole licensed producer for this drug in China, and the market demand for this drug has been extremely strong due to the effectiveness of the drug to treat hepatic diseases.

●	Tabellae Sarcandrae

Tabellae Sarcandrae, a TCM protected drug, has similar anti-inflammatory and antibacterial effects as anti-biotics in Western medicine. Tabellae Sarcandrae possesses marked inhibition effect to auricular inflammation in mice caused by croton oil, footpad inflammation in rats caused by carragheenin and granuloma in mice by cotton ball. It could also relieve obvious abdominal pain caused by acetic acid and inhibit bacterial growth.   The TCM protection is valid from December 19, 2006 to August 1, 2012 and is renwable.

●	Hydroxycamptotbecine Injection

Hydroxycamptotbecine Injection is used to treat cancers such as esophagus cancer, carcinoma ventriculi, carcinoma hepatis and colon cancer. We are one of three licensed producers of this drug in China.

●	Levodopa

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

●	Ethacridine Lactate Injection

This family planning drug very popular in China; it’s used for second trimester pregnancy termination from week 12-26 at hospitals. We are one of three licensed producers in China.

Products and services offered by Retail Chain

Our Retail Chain provides our customers with high-quality, professional and convenient pharmaceutical services and supplies of a wide variety of medicines, including Western medicine, TCM, raw materials of dried herbal products, roughly processed herbal medicine, family planning products, as well as convenient seasonal and promotional items.  A typical retail drug store of Retail Chain carries approximately 2,800 to 3,200 different products. Management regularly reviews and refines the product selection in order to respond to change in demographics, lifestyles, shopping habits and product preferences of our customers.

Our product selection is designed to offer choices and convenience to our customers and to achieve high gross margins for us. We offer our customers a broad range of choices in two respects. First, we offer a wide range of complementary products in each therapeutic category so that customers have more choices to suit their needs. For example, a customer looking for a cough remedy will be able to find a wide variety of choices including different OTC drugs, nutritional supplements and herbal products. Second, for products with the same therapeutic purpose, we offer choices in each of the high, medium and low price ranges to suit the needs of customers with different spending power.

●
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

●
Chinese Herbal Medicine. We offer approximately 450 types of various drinkable herbal remedies and packages of assorted herbs for making soup, which are used by consumers as health supplements. Herbal products typically have higher margins than prescription and OTC drugs.

●
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

Products offered by wholesaler

Our wholesale business provides Retail Chain with the majority of the pharmaceutical products sold in retail drugstores. Approximately 95% of the packaged Western medicine and TCM, 100% of the Chinese Herbal Medicine and 100% of the family planning products are supplied by our wholesale business.

Besides providing procurement to our retail business, the majority of the sales revenue of our wholesale business arises from supplying pharmaceutical products to hospitals, clinics and healthcare centers at provincial, city, county and district levels.  In addition, our wholesale business also exchanges our products with other wholesale networks to obtain products that we do not produce. Further, our wholesale business also distributes our products to other retail networks.

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

As a major portion of sales from our pharmaceutical distribution segment are derived from hospitals, the increase in coverage of social medical insurance and the roll-out of the New Rural Cooperative Medicare Plan has increased the demand for drugs, including those we distribute, by hospitals as more patients visit hospitals for treatment, knowing that the  costs related to the treatment will be reimbursed under the social medical insurance scheme.  In addition, we also believe that our retail business segment will benefit if the social medical insurance scheme covers a larger population base.

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

Because we operate in Guangxi Province, which has a large number of small cities and rural areas, we believe that the New Rural Insurance Scheme will have a positive impact on the demand for our products in all of our segments.

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

●
Step One, which will be completed by 2011, aims to increase the accessibility while reducing the cost of healthcare. During this phase, the PRC Government will build up a network of basic healthcare facilities, expand coverage of the public medical insurance system to cover 90% or more of the population, and reform the drug supply and public hospital system.

●
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

●
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

●
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

●
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

●
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

Market Overview

In China, retail pharmaceutical and other healthcare related products may be purchased at either hospital pharmacies or non-hospital drugstores, including independent drugstores and drugstore chains. Historically, sales by hospital pharmacies accounted for a larger percentage of retail sales of pharmaceutical products in China. This is because out-patients typically purchase their prescription drugs at hospital pharmacies in accordance with doctors’ prescriptions. However, if a medical condition can be treated with OTC drugs, many Chinese people typically choose to purchase OTC drugs from non-hospital drugstores instead of consulting a doctor in a hospital for prescription medicines.

Fragmentation of the Pharmaceutical Chain Store Industry and the Trend for Consolidation

The drugstore industry in China is highly fragmented. Retail pharmacies in China include chain drugstores, individual stores, and OTC counters in retail chain stores and supermarkets. While pharmacy chain stores and retail chain stores with OTC counters are expanding quickly, neither format has developed a nationwide presence in China. The NDRC reported that as of December 31, 2004, 7,445 pharmaceutical product wholesalers, 1,410 pharmacy chain stores and 58,065 individual pharmaceutical product retailers have obtained Good Supply Practices certification. According to a White Paper entitled “Status Quo of Drug Supervision in China,” dated July 18, 2008 and issued by the PRC Information Office of the State Council, there were more than 340,000 retail pharmaceutical stores in China in 2007. (See http://former.sfda.gov.cn/cmsweb/webportal/W205/A64028182.html).  Given the level of fragmentation and increased regulatory requirements, the Company believes retailers with an effective regional presence and a strong reputation are likely to thrive.

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

Challenges for the Drugstore Industry in China and Increased Competition

While the Chinese economy in general and the drugstore industry in particular have grown significantly in the past decade, such growth may not continue in the future. The drugstore industry in China faces a number of challenges, including:

●	Competition in the retail drugstore market in China may also intensify;

●	Industry reforms aimed to meet China’s commitments under WTO may foster increased competition from multinational pharmacy chains at the expense of China-based pharmacy chains; and

●
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

The growth profile of Guangxi province is based on the following three factors:

●
According to data published by the National Bureau of Statistics, Guangxi Province’s GDP was RMB770 billion ($112 billion) in 2009.  GDP per capita in Guangxi Province was RMB15,821 ($2,316) in 2009 as compared with GDP per capital of RMB42,141 ($6,169) in the coastal regions (including Fujian Province, Guangdong Province, Hainan Province, Jiangsu Province, Shandong Province, Shanghai, and Zhejiang Province).  In 2009 Guangxi Province’s GDP growth rate was 13.9% as compared to an average GDP growth rate of 10.7% in the coastal regions in 2009.  In 2009 Guangxi Province had a population of 48.16 million. In 2009 the population growth rate of Guangxi Province was 7.2% as compared with a population growth rate of 5.17% in the coastal regions.  (See http://www.stats.gov.cn/tjsj/ndsj/2009/indexch.htm);

●
the inflation rate in China in 2010 is projected to be 3.5% to 4% based upon the World Bank “China Quarterly Update” from March 17, 2010.  (See http://siteresources.worldbank.org/CHINAEXTN/ Resources/318949-1268688634523/CQU_march2010.pdf); and

●	the general pharmaceutical industry growth rate resulting from the RMB850 billion healthcare reform bill passed by the Chinese government.

Manufacturing Facility

We have land use rights to the 40,000 square meters of land on which our manufacturing facilities are located that are granted and allocated to us by the government. According to Chinese law, the government owns all the land in China and companies or individuals are authorized to use the land only through land use rights granted or allocated by, or leased from, the PRC government.  We currently have adequate manufacturing capacity for our marketed products.

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

Raw Materials

We require a supply of quality raw materials to manufacture our products. Historically, we have not had difficulty obtaining raw materials from suppliers. Currently, we rely on numerous suppliers to deliver our required raw materials. We typically enter into one-year contracts with numerous suppliers in China to secure a steady supply of raw materials throughout the year.

Target Market

Our business operations are located in Guangxi province which hosts many second- and third- tier cities with less competition in the market of manufacture and distribution of pharmaceutical products. Through our experience in operating in such a business environment, we have accumulated extensive business operating experience in developing a market in second- and third-tier cities and rural areas, and have built a strong reputation and brand name awareness in Guangxi province.  Moreover, we have not only gained valuable experience in operational management, but also built up a strong sales network in Guangxi provision. With the brand name and leading position we have established in Guangxi province, we will continue building and expanding our retail and wholesale business in the second- and third-tier cities and the rural areas in Guangxi province through our current retail stores and the new stores that we may acquire in the future.  Based on continued forecasted growth in Guangxi province, we may apply the business model we have established in Guangxi province to our business expansion in the second- and third-tier cities and the rural areas of our contiguous provinces, such as Yunnan or Huainan provinces.

Marketing and Sales

We manufacture and market 19 products, consisting of prescription and over-the-counter pharmaceuticals. Our pharmaceutical products are marketed to hospitals, clinics, pharmacies and retail stores. We maintain 22 sales offices throughout Guangxi Province and employ approximately 53 sales and marketing professionals. Where appropriate, we leverage the synergies between complementary products and distribution channels to accelerate the market penetration of our new products.

With respect to our retail stores, our marketing and promotion strategy is to build brand recognition, increase customer traffic to our stores, attract new customers, build strong customer loyalty, maximize repeat customer visits and develop incremental revenue opportunities. We work with vendors to organize promotional campaigns, and vendors typically assign sales persons to our retails stores for these activities.  We also hold promotional functions, including price reductions and free gifts, during major Chinese holidays.  We also place advertisements in local newspapers regarding our promotions.

Competition

We believe that we are well positioned to compete in the fast-developing Chinese pharmaceutical market with our strong brand, diverse product portfolio, research and development capabilities, established sales and marketing network and favorable cost structure. We believe that competition and leadership in our industry are based on managerial and technological expertise, and the ability to identify and exploit commercially viable products. Other factors affecting our competitive position include time to market, patent position, product efficacy, safety, convenience, reliability, availability and pricing.

Retail Pharmacy

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

With the continuous consolidation of the pharmaceutical industry and opening of new drugstore chains in large cities, we will face more competition in the industry. However, in many of our targeted second- and third- tier cities and rural areas, we are facing less competition because major drugstore chains have not entered into the market. We are in a good position to establish our standing and reputation in these targeted markets. In addition, the pharmaceutical industry has entrance barriers for new entrants due to the requirements for such resources as capital, brand name and management expertise. Further, PRC laws and regulations limit a foreign investor’s ownership in retail drugstores to the maximum of 49.0% if such investor holds ownership interest in more than 30 drug stores that sell a variety of branded drugs sourced from different suppliers. This limitation, together with the complexity of the Chinese market, creates a barrier for foreign retail drugstore chain operators to enter into the PRC market. As a result, currently we do not face notable competition from foreign owned drugstore chains.

Because our network covers many cities and areas, and many drugstore groups are regional, our competitors vary from region to region. Each region can have its own, among others, distinct demographics, local regulations and shopping style. We do not consider any individual regional drugstores as our major competitor, but we compete with them on an aggregate basis. Our main competitors in Guangxi province are Sinopharma Liuzhou Branch and Sinopharma Nanning Branch, Liuzhou Medical and Pharmaceutical Limited on wholesale side; Shenzhen Accordance Pharm. Chain Store Inc., and Hunan Laobaixing Pharmacy Chain on retail side.

Manufacturing of Pharmaceutical Products

In the pharmaceutical manufacturing business, we compete in general with Harbin Pharmaceutical Group Co. Ltd., Sixth Pharma Factory, Guangdong Boluo Xianfeng Pharmaceutical Group and Jiangsu Chia Tai Tianqing Pharmaceutical.

We also compete with other manufacturers in each specific drug category. For instance, although we are the sole authorized producer of Corydalis Saxicola Bunting (Yanhuanglian), which is the preferred drug treating chronic hepatitis A, B and C, there are drugs that have a similar medical effect for treating hepatitis.

The following table lists the primary competitors for our best selling products produced by Hefeng Pharmaceutical:

Our Product	Competitor’s Product - Company
Yanhuanglian Injenction	Haimingwe Interferon - Qindao Haier Pharmaceutical Handadang - Lianyungang Shentiantang Pharmaceutical Group Tianqing Fuxing Marine and Glucose Injection - Jiangsu Chia-tai Tiangqing Pharmaceutical
We are the only manufacturer of our Yanhuanglian product. These competitors produce alternative products.
Tabellae Sarcandrae	Shanghai Xingcheng Jiahua Pharmaceutical Co. Ltd Jiangxi Tianshi Chinese Medicine Co. Lt Zhejiang Guojing Pharmaceutical Co. Ltd
These companies rely solely on their in-house sales force. We believe that our wholesale network enables us to gain market share more quickly.
Hydroxycamp-totbecine Injection	Wuhan Lishizhen Pharmaceutical Co. Ltd Guizhou Hanfang Pharmaceutical Co. Ltd Huangshi Feiyun Pharmaceutical Co. Ltd

Ethacridine Lactate Injection	Jiangsu Tianmiao Disainuo Pharmaceutical Co. Ltd Qinghai Pharmaceutical Manufacturing Co. Ltd
We believe we are the leading supplier of this product in Guangxi Province because these competitors have not been able to sustain their production from time to time.
Rotandine Sulfate Injection	Guangdong Boluo Xianfeng Pharmaceutical Group Ltd Guangxi Nanning Baihui Pharmaceutical Group Ltd

Pharmaceutical Distribution

There are relatively well capitalized and established players in the pharmaceutical distribution business, such as Sinopharm Group Co. Ltd, Liuzhou Medical and Pharmaceutical Limited and Jointtown Pharmaceutical group, which have built an intensive nationwide network while our distribution business is relatively regionally strong. Jointtown Pharmaceutical Group does not have any subsidiaries in Guangxi Province. Sinopharm Group has two subsidiaries in Guangxi Province, in Liuzhou Branch and Nanning.  Sinopham specializes in large volume, low margin bulk sales to regional distributors, while we specialize in higher margin end customers, including direct sales to hospitals.

Government Regulation

We are subject to various Chinese laws and regulations pertaining to the pharmaceutical industry. We have attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in China.

In 1998, the PRC State Food and Drug Administration (“SFDA”) introduced the GMP Certificate in order to promote quality and safety of pharmaceutical production Good Manufacturing Practices were revised in July and October, 2004. We are required to meet GMP standards in order to continue manufacturing pharmaceutical products and health foods. For each new product, we prepare documentation of pharmacological, toxicity, pharmacokinetics and drug metabolism studies in addition to providing samples of the drug. The documentation and samples are then submitted to the provincial food and drug administration. This process typically takes approximately three months. After the documentation and samples have been approved by the provincial food and drug administration, the provincial administration submits the approved documentation and samples to the SFDA. The SFDA examines the documentation and tests the samples and presents the findings to the New Drug Examination Committee for approval. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant for clinical trials. This clinical trial license approval typically takes one year, followed by approximately two years of trials, depending on the category and class of the new drug. The SFDA then examines the documentation from the trial and, if approved, issues the new drug license to the applicant. This process usually takes eight months. The entire process takes anywhere from three to four years.

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

Competitive Advantages

As a leading pharmaceutical distributor in the region, we are well-positioned to benefit from the strong growth, consolidation, and regulatory reform in the PRC pharmaceutical and healthcare industry.

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

Building up a modernized logistic center, a streamlined supply chain and increased capital entrance barrier for smaller competitors to further strengthen our leading position and differentiate in the region

In addition, China’s pharmaceutical distribution market is highly fragmented and is characterized by inefficient supply chains. The highly fragmented pharmaceutical distribution industry has recently commenced a process of consolidation, which has led to an increase in market share of the pharmaceutical distributors in the market, we expect the PRC pharmaceutical distribution market to continue to consolidate into one with larger and more efficient distributors. In addition, we expect the healthcare reform plan to promote further consolidation, as it calls for reducing the number of layers between manufacturers and consumers of medicines. We believe that we have the scale, industry standing, brand and financial strength to compete effectively during this process of consolidation. The PRC Government has also adopted measures to raise the operating standards of pharmaceutical companies and promote the quality of distribution of pharmaceutical products in China, in order to ensure a stable supply of safe, effective medicines at reasonable prices. We believe we will benefit from future regulatory reforms, which require pharmaceutical manufacturers and distributors to implement more stringent standards on the manufacturing and distribution of pharmaceutical products. Unlike smaller distributors, we have a large-scale distribution network, high quality equipment and facilities, leading management and qualified personnel, which are required to satisfy the higher standards. These attributes also provide us with a competitive edge over our competitors.

We plan to invest in a modernized logistics center.  We estimate the costs of the center to be approximately RMB 150 million.  We have not committed to specific timing for our implementation of this advanced logistics center.  The timing will depend on the availability of funding, which may come from cash generated from operations, private or public financing or bank loans.

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

Strong Research and Development Capability

Our research and development department relies upon a research institute jointly formed by us and several renowned Chinese medicine universities, including China Medicine University located in Nanjing China, which focuses on utilizing Guangxi’s natural herbal medicine resources to produce drugs that meet the demand of the Chinese domestic market.  Currently we pay for such research and development on a project by project basis, which helps us to reduce costs related to an in-house research and development team and to have access to the latest advances in this area.  In 2008 and 2009 we spent approximately $0.1 million and $0.7 million, respectively  on research and development.

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

Currently, we are working with the research team for the development of Corydalis Saxicola Bunting Injection Powder by means of  vein injection on the foundation of our current Corydalis Saxicola Bunting Injection. Pre-clinical research is now undertaken by the research team in respect of the production tactics, quality standard research, samples inspection, stability testing, package screening process development and the pre-requisite research work required before the application of clinical research.  No exact timetable is available for the launch of this new drug in the market.

Extensive Wholesale and Retail Distribution Network and medi-care qualified stores

We operate wholesale and retail distribution networks covering major cities, townships, and counties of Guangxi province. Our wholesale network offers more than 10,000 pharmaceutical products to our clients. Further, BCT Retail offers more than 3,200 pharmaceutical products in more than 66 retail stores, holding the leading market position in many major cities of Guangxi province. Among the 66 stores, there are 16 stores are covered by medi-care insurance plan for citizens and employees. We’ve also signed an MOU with local authorities to be authorized to open 30 retail stores under the New Rural Cooperative Health Issuance Plan.

 Economic Scope and Integration Ability

We believe we have the potential to expand our scale by acquiring more wholesale and retail networks. By acquisition of a production facility in 2008, we have established a full-integrated operation.  Established in the early 1970s, our production facility has accumulated a large reserve of production licenses, established an experienced management team, formed a strong research and development team, and developed solid relationships with local raw material providers.  This integration enables us to enjoy economies of scale and also provides us with an ability to increase our operating efficiency in order to sustain strong profit margins and favorable growth rates.

Experienced Management Team with Proven Track Record

Over the past decade, Mr. Hui Tian Tang, Chairman of our board of directors and other members of our senior management team have provided successful leadership in our operations and increased our revenue and profit. Many members of our senior management team have worked with us since our inception or otherwise have broad experience in the retail industry, and have developed extensive expertise in operating a national chain of drugstores, which is important to our future development. The Chief Operating Officer of Liuzhou BCT, Jing Hua Li, has extensive experience in chain store retailing, gained from his four years service with Meidong Bio-technology (AOB), a publicly held multinational pharmaceutical corporation.  In addition, the majority of our mid-level managers and managers of our regional operations and stores have been with us for many years. These managers have obtained extensive experience through our internal management training system and real practice in managing retail stores and distribution centers.

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

Growth Strategy

Expand Sales Networks targeting the Second and Third Tier Cities and Rural Markets

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

Invest in more advanced logistics and information management systems to improve cost and operating efficiencies.

We intend to invest in an advanced logistic center. In Liuzhou city first, we plan to establish regional and provincial logistics facilities equipped with leading technology and information systems. We believe that these improvements will help to provide a direct and high-speed information exchange channel that connects us to our customers and suppliers throughout China, covering each stage of our pharmaceutical distribution operations, including electronic order entry, invoice preparation, purchasing, inventory tracking, GSP-certified warehousing and logistics and delivery arrangements. Once these improvements are completed, we believe that we will be able to shorten delivery lead-times, increase responsiveness to customer demands and reduce distribution and selling expenses.

We have not adopted a specific timetable for implementing the logistic center project, and  the expansion plan with respect to our retail stores is our first priority to be carried out in the short term.  The timing of the capital investment of the modernized logistic center is subject to two principal factors:

●    We believe that we must have sufficient scale to justify the investment in modernizing our logistic center.  In order to optimize the return on our investment in a modernized logistics center, we will continue to analyze the return on our potential investment and the timing of the modernization.

●    The timetable for the enforcement by the Chinese FDA on requiring modernized logistic centers to be built in order to qualify as a distributor participating in the centralized bid tendering process.  We intend to closely monitor the relevant policies, in order to make timely plans for implementing the modernized logistic center.  Currently, we do not have an indication of when such a requirement will be put in place as the policy is still in the discussion stage.

In addition, the timing will depend on the availability of funding, which may come from cash generated from operations, private or public financing or bank loans.

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

 Intellectual Property

We believe our rights to our trade names and trademarks are the most important factors in implementing our marketing strategy. Our company’s name, Baicaotang (百草堂), means “Place for all kind of Chinese Herbal Medicines” in Chinese. We registered “Baicaotang (百草堂)” as the trademark for our business group, and Asio (亚太) as the trademark for the medicines that our production plant produces.  The extension of the Baicaotang (百草堂) trademark was granted on May 5, 2008 and expires on July 13, 2018.  The Asio (亚太)  trademark was granted on August 15, 2005 and expires on August 15, 2015.

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

One of our products, Tabellae Sarcandrae, has protection as a Traditional Chinese Medicine which was granted on December 19, 2006 and expires on August 1, 2012 and is renewable. During the period of the protection, only the company which has been granted the right of protection can manufacture the specified product during the protection period. When we undertake the renewal process, we apply to the local authority and then to the Ministry of Public Health which assigns the National Committee on the Assessment of the Protected TCM Products to inspect our facilities and announce whether their report satisfies the renewal criteria. In order to apply for this certificate, we need to provide certain information such as the GMP certificate, research data, details of  the protected drugs, and a safety assessment.

We currently have no patents or pending patent applications.

Employees

As of December 31, 2009, we had 816 full time employees.

OUR HISTORY AND CORPORATE STRUCTURE

We were originally incorporated in the State of Delaware on November 30, 2006 under the name Purden Lake Resource Corp. to engage in the acquisition, exploration and development of natural resource properties.   We ceased our operations because we had not commenced any exploration activities, and as a result prior to December 30, 2009 we were a “blank check company with nominal assets. On December 24, 2009 we changed our name to China Baicaotang Medicine Limited and then to China BCT Pharmacy Group, Inc. on March 25, 2010.

Our wholly-owned subsidiary, Ingenious, was incorporated under the laws of the British Virgin Islands on May 29, 2008.   Ingenious owns 100% of the issued and outstanding capital stock of Forever Well, a Hong Kong company incorporated on January 10, 2008.  Forever Well is the sole shareholder of Liuzhou BCT a PRC limited company established on April 3, 1986.  Liuzhou BCT contributed 100% of the registered capital of Hefeng Pharmaceutical, a PRC company established on September 18, 2000 and 49% of the registered capital of BCT Retail, a PRC company established on October 30, 2001. The remaining 51% of the registered capital of BCT Retail was contributed by Property Management, an affiliate of Liuzhou BCT.

The chart below illustrates the current structure of the Company:

The Reorganization

In 2008, the shareholders of Liuzhou BCT (the “Liuzhou BCT Shareholders”) and Xiaoyan Zhang, our CFO, developed a restructuring plan (the “Restructuring”). The goal of the Restructuring was to  obtain the benefits of a U.S. public company by entering  into a transaction with a public shell company in the United States  by which  we, the public shell company, would acquire operations based in the PRC, all in compliance with PRC law.

To accomplish this step, Liuzhou BCT shareholders formed Forever Well to acquire the PRC Operating Companies.  The second step in the Restructuring was for Ingenious, which was 100% owned by Ms Zhang, to acquire Forever Well and the third step was for Ingenious to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire Ingenious.

The first step was completed in conjunction with the second step so that as the PRC Companies became subsidiaries of Forever Well, Forever Well was acquired by Ingenious.  As part of the second step of the Restructuring, the Liuzhou BCT Shareholders entered into an earn-in agreement (the “Earn-In Agreement”) which provided the Liuzhou BCT Shareholders with a process under which they could purchase for a nominal amount the shares of common stock held by Ms. Zhang.  Thereafter Ingenious could undertake the third and final step of the Restructuring to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire Ingenious.

The Restructuring and acquisition of Liuzhou BCT was structured to comply with the PRC M&A Laws.  Under the PRC M&A Laws, the acquisition of PRC companies by foreign companies that are controlled by PRC citizens who are affiliated with the PRC companies is strictly regulated and requires approval from the Ministry of Commerce, which approval is burdensome to obtain.  Such restrictions however, do not apply to foreign entities which are controlled by foreign persons.  These restrictions apply only at a “snapshot in time” that occurs at the time PRC companies are acquired by a foreign entity.  In our case this was effective August 4, 2008 when Forever Well acquired 100% of the equity interest of Liuzhou BCT from the 15 Liuzhou BCT Shareholders for aggregate consideration of RMB10,000,000 (approximately $1,470,588) which was the registered and fully paid up capital of Liuzhou BCT.  At that time Forever Well was owned 100% by Ingenious, and Ingenious was owned 100% by Ms. Zhang, a Hong Kong citizen. Therefore this transaction was a pure cross-border transaction governed by and permitted under the 2006 PRC M&A regulations and the acquisition  had been  approved by the Ministry of Commerce on June 13, 2008.

Since PRC M&A Laws would have prohibited the Liuzhou BCT Shareholders who were PRC citizens from immediately receiving a controlling interest in Ingenious in a share exchange as consideration for the sale of their interest in Liuzhou BCT, Liuzhou BCT Shareholders holding a majority of the equity interest in Liuzhou BCT and Ms. Zhang instead agreed that they would enter into an Earn-In Agreement to grant those Liuzhou BCT Shareholders a call right to acquire up to all of Ms. Zhang’s interest in Ingenious (or a public parent company of Ingenious, as the case may be) after the acquisition of Liuzhou BCT was consummated in compliance with PRC law.  Because all of the Liuzhou BCT shareholders were PRC citizens, a majority of Liuzhou BCT shareholders would not have been permitted to immediately receive shares in Forever Well or in Ingenious in exchange for their interests in Liuzhou BCT.  However, there is no prohibition under PRC laws for those Liuzhou BCT shareholders to earn an interest in the Company after the acquisition  of Liuzhou BCT was consummated.

As part of the first and second steps of Restructuring, the Liuzhou BCT Shareholders entered into an earn-in agreement. The earn-in agreement was succeeded by the earn-in agreement developed in connection with the Share Exchange (the “Earn-In Agreement”). It, like its successor, provided the Liuzhou BCT Shareholders with a process under which they could purchase for a nominal amount the shares held by Ms. Zhang. The Earn-In Agreement provides for the Liuzhou BCT Shareholders to obtain legal ownership of their proportionate number of our shares issued to Ms. Zhang in the Share Exchange.  Ms. Zhang, however, has all of the governance rights to the shares and has elected the present directors of the Company.

On October 22, 2009, Ms. Zhang and certain Liuzhou BCT shareholders entered into the Earn-In Agreement, which was amended on December 30, 2009 to extend the performance targets from 2009 and 2010 fiscal years to 2010 and 2011 fiscal years because the 2009 performance target was not going to be met.  The Earn-in Agreement was further amended on May 19, 2010 to decrease the performance targets for the 2010 and  2011 fiscal years.  The amendments to the Earn-in Agreement were made to increase the likelihood that the Liuzhou BCT Shareholders would all be able to earn back their shares in the Company, which was the goal and purpose of the reorganization.  These amendments were made without additional consideration being paid.

The Earn-in Agreement enables those Liuzhou BCT Shareholders to purchase shares of Ingenious (or its public parent company) from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2010 and 2011.  For the 2010 and 2011 fiscal years the performance targets for the Company are $26 million and $28 million after tax audited net income, respectively.  If the 2010 performance target is met, the Liuzhou BCT Shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right.  If the 2011 performance target is met, the Liuzhou BCT Shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Liuzhou BCT Shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT.  Ms. Zhang may not transfer the shares during the five-year term of the Earn-In Agreement and in the event that all of the shares have not been delivered to the Liuzhou BCT Shareholders, Ms. Zhang can only transfer them as she and the Liuzhou BCT Shareholders agree.

After completion of the first and second steps in the Restructuring, the parties concluded that they needed another agreement to complete the Earn-In Agreement and the restructuring process. They therefore entered into the so-called "entrust shareholding" agreements with respect to each of the first and second steps; they made these agreements effective as of the effective date of the first and second steps. These agreements recited that a third-party would maintain the governance rights and economic benefits of the Liuzhou BCT Shareholders during the period of the Earn-In Agreement.

The two entrust shareholding agreements were identical except that the third party in the first was Mr. Ping Ki Yue and in the second was Ms. Zhang. The first agreement had been supplanted by the second even at the time it was signed. Under the second agreement, Ms. Zhang, as owner of the shares, had all voting power and, upon notice from her with respect to a matter, the former shareholders might choose to express a preference as to how she would vote the shares; the agreement also confirmed that the former shareholders’ economic interest in the shares was preserved as in the Earn-In Agreement.

These agreements were in fact never utilized and the parties determined that they had been mistaken in their decision to create them and that the Earn-In Agreement expresses entirely the parties’ relationship with respect to the shares and with each other. Representatives of the Liuzhou BCT Shareholders hold the majority of seats on the board of the Company. The Earn-In Agreement reflects the intent and purpose of the parties in undertaking and accomplishing the Restructuring. And following the accomplishment of the third step in the Restructuring, the Earn-In Agreement is the operative agreement for all purposes with respect to the relationship of the Liuzhou BCT Shareholders to the Company. The parties having recognized the mistake, for all of these reasons, the entrust shareholding agreements were rescinded as of their effective dates and the Earn-In Agreement governs the rights of the Liuzhou BCT Shareholders with respect to the shares held by Ms. Zhang.

Under the Earn-in Agreement, Ms. Zhang has legal title to the shares and there are no limits on her voting rights with respect to the shares. Under the Earn-In Agreement, the Liuzhou BCT Shareholders have the right to obtain the economic benefits of the shares by purchasing the shares upon the Company's attaining the low financial thresholds in the agreement which trigger their purchase rights. Ms. Zhang also has no authority to transfer the shares. This can only be done with the agreement of the Liuzhou BCT Shareholders. Therefore, were the Company not to attain the thresholds that have been placed in the Earn-In Agreement, we anticipate that the agreement would be further modified to establish thresholds that were or are attainable.

On December 30, 2009, the goal of the Restructuring was realized when we entered into and completed a share exchange agreement with Ingenious.  At that time we were controlled by our then president and CEO, Lisa Lopomo, who owned 54.5% of our common stock.  Pursuant to the share exchange agreement, we acquired 100% of the equity of Ingenious in exchange for the issuance of an aggregate of 32, 000,000 shares of our common stock to Ms. Zhang and to certain Liuzhou BCT Shareholders. As of the date of this prospectus, Ms. Zhang owns 58.9% of our common stock all of which is subject to the provisions of the Earn-In Agreement.  As a result of this transaction, we are a holding company which, through our direct and indirect ownership of Ingenious, Forever Well, Liuzhou BCT, Hefeng Pharmaceutical and BCT Retail, now has operations based in the PRC.

Private Placement

Simultaneously with the closing of the Share Exchange, we completed the Initial Closing the Private Placement of approximately $6.3 million or 632.3 Units. Each Unit consists of (i) 3,937 shares of common stock, and (ii) a warrant (the “Warrant”) to purchase 1,968 shares of common stock at an exercise price of $3.81 per share.  Upon the Initial Closing of the Private Placement, we issued an aggregate of 2,489,370 shares of our common stock and Warrants exercisable for 1,224,368 shares of our common stock at an exercise price of $3.81 per share. In addition,  in connection with the Initial Closing of the Private Placement, we issued Agent Warrants to the Co-Placement Agents that are exercisable for 248,937 shares of common stock at an exercise price of $3.05 per share, on a cash or cashless basis.  The closing of the Share Exchange was a condition precedent to the closing of the Private Placement.

On February 1, 2010, we completed the Second Closing of the Private Placement of approximately $2.6 million or 261.61 Units with the issuance of a total of 1,029,970 shares of our common stock and Investor Warrants exercisable for 514,933 shares of our common stock at an exercise price of $3.81.  In connection with the Second Closing of the Private Placement, we issued Agent Warrants to the Co-Placement Agents that are exercisable for 102,997 shares of common stock at an exercise price of $3.05 per share, on a cash or cashless basis.

Contractual Arrangements with Property Management

We do not hold a 100% direct ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores.  We have entered into contractual arrangements with Property Management pursuant to which the shareholders of Property Management pledged to us their equity interests in BCT Retail and provide us with the ability to effectively control BCT Retail.  The directors of Liuzhou BCT, Hui Tian Tang, Jing Hua Li, You Ru Jing, Chun Lin Liu, Wen De Wei and Bang Fu Wan have an aggregate 67.2% interest in the registered share capital of Property Management, and thus control BCT Retail.  In addition, the directors of Liuzhou BCT are the same as the directors of BCT Retail.  We have been advised by our PRC legal counsel that under PRC corporate law we do not own 100% of BCT Retail.  As a result of the related party control, however, as well as the contractual arrangements meeting the provisions regarding consolidation of entities controlled by contract set forth in FASB ASC 810-10-15-18 through 810-10-15-22, BCT Retail is effectively, although not legally, 100% owned by Liuzhou BCT,  and therefore, BCT Retail has been included in our consolidated group.

The contractual agreements entered into by us and Property Management include:

Share Transfer Agreement. Under this agreement dated April 1, 2008 by and between Liuzhou BCT, which held 100% equity interests of BCT Retail, and Property Management, Property Management acquired from Liuzhou BCT 51% equity interests in BCT Retail.  The total amount of transfer price was RMB153,000, which was 51% of the registered share capital of BCT Retail.  Within twenty (20) business days from the date when Property Management paid the transfer price, all the parties were to amend the articles of association of BCT Retail and register such equity transfer with the competent Authority of Industry and Commerce.  Such amendment was made and equity transfer was registered on June 18, 2008.

Shares Pledge Agreement. Under this agreement dated May 3, 2008 among Liuzhou BCT and Property Management, Property Management pledged all of their equity interests in BCT Retail to Liuzhou BCT to guarantee its obligations to repay a loan in the amount of RMB153,000 made from Liuzhou BCT to Property Management.  The loan must be repaid by December 31, 2015 and may only be paid by transfer by Property Management of its equity interest in BCT retail to Liuzhou BCT.  During the term of the Agreement, Liuzhou BCT has the right to receive any dividends that would have been paid by BCT Retail to Property Management.

Share Repurchase Agreement. Under this agreement dated July 31, 2008 by and between Liuzhou BCT and Property Management, Liuzhou BCT was granted a preemption right to repurchase the 51% equity interests in BCT Retail held by Property Management.  The term of the preemption right is two years from the date that Property Management deregisters the pledge as a result of paying off loans under the related share pledge agreements.  The repurchase price shall be equal to 51% of the registered capital of BCT retail at the time of the repurchase.

Shares Pledge Agreement. Under this agreement dated March 31, 2009 among Liuzhou BCT and Property Management, Property Management pledged all of its equity interests in BCT Retail to Liuzhou BCT to guarantee its obligations under a loan in the amount of RMB 1.377 million made from Liuzhou BCT to Property Management.  The loan was used by Property Management to increase its registered share capital in BCT Retail and to maintain its 51% interest.  The loan must be repaid by December 31, 2015 and may only be paid by transfer by Property Management of its equity interest in BCT retail to Liuzhou BCT. During the term of the Agreement, Liuzhou BCT has the right to receive any dividends that would have been paid by BCT Retail to Property Management.  We intend to extend the agreement prior to its expiration on December 31, 2015.

Agreement terminating the Shares Pledge Agreements.  Under this agreement, dated March 2, 2010 by and between Liuzhou BCT, the shareholders of Property Management and Property Management, Share Pledge Agreements entered into on May 3, 2008 and March 31, 2009 between Liuzhou BCT and the shareholders of Property Management were terminated because they were entered into by error and were duplicative of the Shares Pledge Agreements entered into by Property Management on such dates as described above.

Additional Provisions Relating to the Private Placement

Registration Rights

Pursuant to the Subscription Agreement, on or prior to March 3, 2010 (the “Registration Statement Filing Date”), we were required to file with the Securities and Exchange Commission (the “SEC”) a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), (i) registering for resale by the Investors (a) the shares of common stock issued to the Investors in the Private Placement and (b) the shares of common stock underlying the Investor Warrants; and (ii) registering for resale for the Co-Placement Agents of the Private Placement and other agents, the shares of common stock underlying the Agent Warrants (all of the foregoing securities being collectively referred to herein as the “Registrable Securities”). We are required to use our best efforts to have the Registration Statement declared effective prior to the 150th day following the Second Closing, provided, however, that in the event of a “full review” by the SEC, which we have received, we  have an additional 30 days and shall have the Registration Statement declared effective prior to the 180th day following February 1, 2010 (the “Registration Effective Date”).

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

Make Good Escrow

In addition, pursuant to the Subscription Agreement, at the closing of the Private Placement, Xiaoyan Zhang, our CFO placed 4,000,000 shares of our common stock owned by her (the “Make Good Shares”) in an escrow account administrated by an escrow (the “Make Good Escrow Agent”). In the event we fail to achieve a performance target of $26,000,000 recurring operating net income under the U.S. GAAP before any extra-ordinary gain and excluding any non-cash expenses for our fiscal year ending December 31, 2010 (the “Performance Target”), the Make Good Escrow Agent shall distribute 1,000,000 Make Good Shares to all Investors on a pro rata basis for every $1,000,000 shortfall under the Performance Target.  The Make Good shares attach solely to the Investors and not to the securities issued in the Private Placement. Any Make Good Shares released to Investors would not be included in the Registration Statement of which this prospectus forms a part.  If the Performance Target is met, the Make Good Shares shall be returned to Ms. Zhang.

Anti-Dilution Protection

As a result of anti-dilution protection included in the Subscription Agreement, we may be obligated to issue additional shares of common stock to the Investors.  Pursuant to the Subscription Agreement, the Investors have certain anti-dilution protection from February 1, 2010 until the date that is the earlier of: (i) the effectiveness of the Registration Statement of which this prospectus forms a part, or (ii) the date on which the shares being registered on the Registration Statement may be sold under rule 144 (the “Anti-Dilution Period”).  During the Anti-Dilution Period, if we sell additional shares of common stock (subject to certain exceptions) at a price per share of less than $2.54 per share (“Additional Shares”), then we are obligated to issue to each Investor that is still a holder of shares issued in the Private Placement, that number of shares of common stock, equal to the difference between (i) the aggregate purchase price paid by such Investor for each share of common stock underlying Units purchased in the Private Placement divided by the Weighted Average Adjusted Price, less (ii) the number of shares of common stock underlying Units actually purchased in the Private Placement by such Investor.

The “Weighted Average Adjusted Price” equals the quotient obtained by dividing (i) an amount equal to the sum of the aggregate purchase price of all of the shares of common stock underling Units sold in the Private Placement plus the aggregate consideration received by us for such issuance of Additional Shares during the Anti Dilution Period,; by (ii) an amount equal to the sum of the aggregate number of shares of common stock underlying Units sold in the Private Placement plus the aggregate number of Additional Shares sold by us during the Anti-Dilution Period.

Placement Agency Agreement

We entered into a placement agency agreement (the “Placement Agent Agreement”) with the Co-Placement Agents on October 21, 2009 whereby the Co-Placement Agents received as compensation for acting as placement agent in the Private Placement (i) a total cash fee and  a non-accountable marketing allowance in the amount of approximately $0.86 million; and (ii) Agent Warrants to purchase up to 302,521 shares of common stock.  Pursuant to participating agent agreements by and among Charles Vista, LLC, May Davis and American Capital, Charles Vista, LLC received as compensation for acting as a sub-agent in the Private Placement (i) a cash fee in the amount of approximately $0.22 million; and (ii) Agent Warrants to purchase up to 49,413 shares of common stock at an exercise price of $3.65 per share. The Co-Placement Agents were responsible for raising the minimum offering amount of $5,820,000 of Units and were compensated as set forth above. The funds in connection with the Private Placement were held with Signature Bank, acting as escrow agent, and were released to us upon the consummation of each closing under the Subscription Agreement.

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

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW AND EXISTING COMPETITORS.

The major market for our products and business operations is the cities, villages and towns of Guangxi province. We may face increasing competition in the future as we expand our business in Guangxi province and our adjacent provinces. As we expand our operations in wholesale and retail distribution and manufacture of pharmaceutical products, we will encounter competition from other companies existing in our target markets, such as Sinopharma and Liuzhou Medical and Pharmaceutical Limited in the pharmaceutical distribution area, Shenzhen Accordance Pharmacy Chain Store and Hunan Laobaixing Pharmacy Chain in the retail area and Harbin Pharmaceutical Group, Guangdong Boluo Xianfeng Pharmaceutical Group and Jiangsu Chia Tai Tianqing Pharmaceutical and Sixth Pharma Factory in the manufacturing area, and may face future competition from new foreign and domestic competitors entering the pharmaceutical promotion and distribution market in China. Our current and future competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Competition could reduce our market share or force us to lower our prices to unprofitable levels.

OUR CURRENT BUSINESS OPERATIONS RELY HEAVILY UPON MR. HUI TIAN TANG, OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN, AND ADDING OTHER KEY EMPLOYEES ARE ESSENTIAL TO GROWING OUR BUSINESS.

We have been heavily dependent upon the expertise and management of Mr. Hui Tian Tang, our Chairman and Chief Executive Officer, and his continued services. The loss of Mr. Tang’s services could seriously interrupt our business operations. Although we have entered into an employment contract with Mr. Tang, pursuant to which Mr. Tang agrees to serve as our full time Chief Executive Officer, and Mr. Tang has not indicated any intention of leaving us, the loss of his service for any reason could have a very negative impact on our ability to fulfill our business plan.  In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

THE LIMITED PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our senior management has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

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

THE AVERAGE NUMBER OF DAYS DURING WHICH OUR ACCOUNTS RECEIVABLE ARE OUTSTANDING HAS INCREASED WHICH MAY NEGATIVELY AFFECT OUR BALANCE SHEET AND OUR ABILITY TO COLLECT OUR RECEIVABLES AND FUND OUR OPERATIONS AND.

Across all of our pharmaceutical, distributing and manufacturing segments the numbers of days during which our receivables are outstanding has increased significantly in 2009.  In the pharmaceutical distribution segment we are obtaining a greater percentage of revenue from hospitals and community health  centers who traditionally have a slower payment cycle.  In our manufacturing segment, we have also experienced an increase in the days during which our receivables are outstanding, because we have extended more generous credit terms to certain of our customers based upon their history with us and in view of the overall financial crisis.  If this slower time to collection should result in an inability to collect a greater percentage of our receivables than previously, the result would be a decrease in the cash available to fund our operations as well as an increase in reserves for receivables which would reduce their value on our balance sheet.

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

WE MAY BE ADVERSELY AFFECTED BY COMPLEXITY, UNCERTAINTIES AND CHANGES IN CHINESE REGULATION OF DRUGSTORES AND THE PRACTICE OF MEDICINE.

The Chinese government regulates drugstores, including foreign ownership, and the licensing and permit requirements. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to Chinese government regulation of the industry include the following:

●
We only have 49% ownership interest in BCT Retail. We are not able to own 100% interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores and foreign ownership of medical practices.  If the Chinese government challenges our control of BCT Retail through contractual relationships, our business could be harmed; and

●
uncertainties relating to the regulation of drugstores, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, which could materially and adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Corporate Structure

WE CONTROL BCT RETAIL THROUGH A SERIES OF CONTRACTUAL ARRANGEMENTS, WHICH MAY NOT BE AS EFFECTIVE IN PROVIDING CONTROL OVER THE ENTITY AS DIRECT OWNERSHIP AND MAY BE DIFFICULT TO ENFORCE.

We operate our retail pharmacy business in the PRC through BCT Retail which holds the licenses, approvals and assets necessary to operate our retail pharmacy business in the PRC. We have a 49% minority equity ownership interest in BCT Retail and rely on contractual arrangements with Property management that allow us to substantially control and operate BCT Retail. These contractual arrangements may not be as effective as direct ownership in providing control over BCT Retail because BCT Retail or its shareholders could breach the arrangements.

Our contractual arrangements with BCT Retail are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If BCT Retail or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to

●	incur substantial costs to enforce such arrangements, and

●	rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages.

The legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

IF THE PRC GOVERNMENT DETERMINES THAT THE CONTRACTUAL ARRANGEMENTS THROUGH WHICH WE CONTROL BCT RETAIL DO NOT COMPLY WITH APPLICABLE REGULATIONS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Although we believe our contractual relationships through which we control BCT Retail comply with current licensing, registration and regulatory requirements of the PRC, we cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

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

We believe, based on the opinion of our PRC legal counsel, Broad & Bright Law Firm, that MOFCOM and CSRC approvals were not required for our merger transaction or for the listing and trading of our securities on a trading market because we are not an offshore special purpose vehicle that is directly or indirectly controlled by PRC companies or individuals.  Although the merger and acquisition regulations provide specific requirements and procedures, there are still many ambiguities in the meaning of many provisions.  Further regulations are anticipated in the future, but until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations and the regulators have wide latitude in the enforcement of the regulations and approval of transactions.  If the MOFCOM, CSRC or another PRC regulatory agency subsequently determines that the MOFCOM and CSRC approvals were required, we may face sanctions by the MOFCOM, CSRC or another PRC regulatory agency.  If this happens, these regulatory agencies may impose fines and penalties on our operations in China, limit our operating privileges in China, delay or restrict the repatriation of the net proceeds (after the payment of fees and expenses in connection with the Private Placement) received by us from the Private Placement into China, restrict or prohibit payment or remittance of dividends paid by Liuzhou BCT, or take other actions that could damage our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

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

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth often can lead to growth in the supply of money and rising inflation.  In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  Imposition of similar restrictions may lead to a slowing of economic growth, a decrease in demand for our products and generally damage our business and profitability.

FLUCTUATIONS IN EXCHANGE RATES COULD HARM OUR BUSINESS AND THE VALUE OF OUR SECURITIES.

The value of our ordinary shares will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB and the net proceeds (after the payment of fees and expenses in connection with the Private Placement) received by us from the Private Placement will be denominated and our financial results are reported in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.  Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

●	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,

●	changes in taxation,

●	changes in employment restrictions,

●	import duties, and

●	currency revaluation.

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

All of our operations are conducted in China and all of our revenues are generated from sales to businesses operating in China.  Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the Chinese economy which may affect demand for our products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and in turn reduce our results of operations.

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

UNDER THE PRC EIT LAW, WE, INGENIOUS AND/OR FOREVER WELL MAY BE CLASSIFIED AS A “RESIDENT ENTERPRISE” OF THE PRC. SUCH CLASSIFICATION COULD RESULT IN TAX CONSEQUENCES TO US, OUR NON-PRC RESIDENT SHAREHOLDERS, INGENIOUS AND FOREVER WELL.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign company on a case-by-case basis.

If the PRC tax authorities determine that we, Ingenious and/or Forever Well are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we, Ingenious and/or Forever Well could be subject to the enterprise income tax at a rate of 25 percent on our, Ingenious’ and/or Forever Well’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we, Ingenious and Forever Well are treated as PRC “qualified resident enterprises,” all dividends paid from Liuzhou BCT to us (through Forever Well and Ingenious) should be exempt from PRC tax.

Finally, the new “resident enterprise” classification could result in a situation in which a 10 percent PRC tax is imposed on dividends we pay to our non-PRC stockholders that are not PRC tax “resident enterprises” and gains derived by them from transferring our common stock, if such income is considered PRC-sourced income by the relevant PRC authorities. In such event, we may be required to withhold a 10 percent PRC tax on any dividends paid to non-PRC resident stockholders. Our non-PRC resident stockholders also may be responsible for paying PRC tax at a rate of 10 percent on any gain realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

Moreover, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”) on December 15, 2009 that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 addresses indirect share transfers as well as other issues. Circular 698 is retroactively effective from January 1 2008. According to Circular 698, where a foreign (non-PRC resident) investor who indirectly holds shares in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5 percent or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer.

The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

If any such PRC tax applies, a non-PRC resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction against such investor’s domestic taxable income or a foreign tax credit against such investor’s domestic income tax liability (subject to applicable conditions and limitations). In the case of a U.S. Holder (as defined in the section of this prospectus captioned “Material United States Federal Income Tax Considerations—General”), if a PRC tax applies to dividends paid on our common stock, or to gain from the disposition of our common stock, such tax should be treated as a foreign tax eligible for a deduction from such holder’s U.S. federal taxable income or a foreign tax credit against such holder’s U.S. federal income tax liability (subject to applicable conditions and limitations). In addition, the U.S. Holder should be entitled to certain benefits under the Agreement between the Government of the United States of America and the Government of the People’s Republic of China for the Avoidance of Double Taxation and the Prevention of Tax Evasion with Respect to Taxes on Income (the “U.S.-PRC Tax Treaty”), including the treatment of any such income as arising in the PRC for purposes of calculating such foreign tax credit, if such holder is considered a resident of the United States for the purposes of the U.S.-PRC Tax Treaty. Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits. For further information, see the discussion in the sections of this prospectus entitled “Material United States Federal Income Tax Considerations” and “Material PRC Income Tax Considerations” below.

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

Risks Associated with our Common Stock in General

OUR SHARES OF COMMON STOCK HAVE LITTLE TRADING AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock have little trading, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

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

OUR SHAREHOLDERS WILL EXPERIENCE DILUTION AS A RESULT OF THE CONVERSION OF OUR CLASS A WARRANTS OR ISSUANCE OF SECURITIES IN FUTURE FINANCINGS.

As of the date hereof, we have Investor Warrants and Agent Warrants outstanding which are exercisable for 2,111,235 shares of common stock. To the extent such Warrants are exercised, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

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

WE CANNOT ASSURE YOU THAT OUR COMMON STOCK WILL BECOME LIQUID OR THAT IT WILL BE LSITED ON A SECURITIES EXCHANGE.

Currently, we are quoted on the OTC Bulletin Board, where an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell its securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

OUR CHIEF FINANCIAL OFFICER OWNS A SUBSTANTIAL PORTION OF OUR OUTSTANDING COMMON STOCK, WHICH WILL ENABLE HER TO INFLUENCE MANY SIGNIFICANT CORPORATE ACTIONS AND IN CERTAIN CIRCUMSTANCES MAY PREVENT A CHANGE IN CONTROL THAT WOULD OTHERWISE BE BENEFICIAL TO OUR SHAREHOLDERS.

As of the date hereof, our Chief Financial Officer, Ms. Zhang, controls approximately 58.9%of our outstanding shares of common stock that are entitled to vote on all corporate actions. This could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Not Applicable.

Item 2.       Properties

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which we sometimes refer to informally as land ownership. There are four ways of acquiring land use rights in the PRC:

●	Grant of the right to use land;

●	Assignment of the right to use land;

●	Lease of the right to use land; and

●	Allocation of the right to use land.

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

Liuzhou BCT owns properties listed below:

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

BCT Retail

The principal executive offices of BCT Retail are located at No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, PRC. Such office space that BCT Retail is using is owned by Liuzhou BCT.  BCT Retail has used the office space free of charge and without any lease agreement.  BCT Retail currently operates 66 retail chain stores. Most of the chain stores managed by Baicaotang Retail are located in  the following towns, counties and municipal cities: Liuzhou City, Ronghui County, Sangjiang County, Liujiang County, Nandan County, Yongfu County, Bama County, Binyang County, Yongan County, Laibin City, and Rongan County.

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

The following selected consolidated statement of income and comprehensive income data for the fiscal years ended December 31, 2009 and 200  and the consolidated balance sheet data as of December 31, 2009 and 2008 and are derived from the audited consolidated financial statements of China BCT Pharmacy Group, Inc. included elsewhere in this report.  The audited consolidated financial statements have been prepared in accordance with U.S. GAAP and have been audited by PKF, Certified Public Accountants, Hong Kong, China, a member firm of PKF International Limited network of legally independent  firms.  The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future periods.

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

Net income attributable to China BCT Pharmacy Group, Inc.
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

Pharmaceutical distribution segment:

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instrument from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for the other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the year ended December 31, 2009, our pharmaceutical distribution segment accounted for approximately 71.4% of our total revenue after elimination of inter-segment sales.

Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs  constituted 0.96%, 0.1%, 0.49%, 19.06% and 79.38% of our pharmaceutical distribution segment’s total revenue in 2009, respectively. The terms of our distribution agreements vary between supplies and vary in terms of payment period, arrangement of delivery, pricing and quality requirements. The general payment period terms vary from advance deposit, to cash on delivery, and to payment up to 90 days from the date of delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check. Our top 10 suppliers in our pharmaceutical distribution segment accounted for 27% of our purchases in 2009.

Retail pharmacy segment:

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 66 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.” Our retail stores provide high-quality convenient and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical products and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance scheme. There is no difference in the sales price of our products in our medi-care qualified stores between cash and medi-card payment.  Prior to July 2009 co-payment was collected with respect to certain payments by medi-card.  Since July 2009, due to a change in the national insurance scheme, no co-payments are required under the national insurance scheme.  For the year ended December 31, 2009, our retail pharmacy segment accounted for approximately 22.9% of our total revenue after  elimination of the inter-segment sales.

The following table sets forth the breakdown of account s receivable for our retail pharmacy segment as of December 31,  2008 and 2009:

(in thousands)	As of December 31,
	2009	2008
Payor
National Program	$295	$194

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

Manufacturing pharmacy segment:

On December 31, 2007, in order to diversify its business activities, Liuzhou BCT entered into an agreement with Li Jing Hua to acquire 100% of Hefeng Pharmaceutical at a consideration of RMB36,340,064 (equivalent to $4,982,223) which was satisfied by issuance of 13.44% of the registered capital of Liuzhou BCT. The acquisition was completed on January 2, 2008. Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land which we own, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 2.5 billion packages; (3) pill formulation unit with annual production capacity of 3.6 billion pills, and (4) liquid formulation unit with an annual production capacity of 1.0 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.  For the year ended December 31, 2009, our manufacturing pharmacy segment accounted for approximately 5.7% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

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

We intend to expend a total of RMB 174 million, or approximately $25.5 million for the opening of 360 additional chain stores in 2010 and 2011.  In order to satisfy and fully implement our growth strategy, we will need to raise money, through equity or debt financing, either in a private placement or a public offering.  However, there are no assurances that such financing will be available or available on terms acceptable to us.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

Principal Factor Affecting Our Operating Results

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

RESULTS OF OPERATIONS

The following table sets forth the key components of our results of operations for the periods indicated.

	Year ended December 31
	2009		2008
	’000	% of total sales	’000	% of total sales
Sales revenue	$136,087	100.0	$108,991	100.0
Cost of sales	100,579	73.9	79,362	72.8
Gross profit	35,508	26.1	29,629	27.2
Operating expenses
Administrative expenses	4,599	3.4	3,341	3.1
Research and development expenses	100	0.1	764	0.7
Selling expenses	3,866	2.8	2,122	1.9
	8,565	6.3	6,227	5.7
Income from operations	26,943	19.8	23,402	21.5
Interest income	16	-	29	0.1
Other income	125	0.1	143	0.1
Finance costs	(1,414)	1.0	(1,260)	1.2
Income before income taxes	25,670	18.9	22,314	20.5
Income taxes	(6,262)	4.6	(5,657)	5.2
Net income	$19,408	14.3	$16,657	15.3
Other comprehensive income
Foreign currency translation adjustments	57	-	1,142	1.0
Total comprehensive income	$19,465	14.3	$17,799	16.3

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the years ended December 31, 2009 and December 31, 2008.  For the year ended December 31, 2009, we had approximately $22.5 million of inter-segment revenue, which includes approximately $21.7 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $762,000 in sales from our manufacturing pharmacy segment to our distribution pharmacy segment   External segment revenue refers to segment revenue after inter-segment elimination.

	Year ended December 31
	2009		2008
	’000	% of total sales revenue	’000	% of total sales revenue
External Segment revenue
Pharmaceutical distribution	$97,137	71.4	$72,806	66.8
Retail pharmacy	31,223	22.9	28,593	26.2
Manufacturing pharmacy	7,727	5.7	7,592	7.0
	136,087	100.0	108,991	100.0
Inter-segment revenue	22,492		21,656	N/A

Sales Revenue.

During the year ended December 31, 2009, we had sales revenue of $136.1 million, as compared to sales revenue of $109 million during the year ended December 31, 2008, an increase of $27.1 million or approximately 24.9%. This increase was mainly attributable to an increase in sales revenue of $24.3 million from our pharmaceutical distribution operations. Sales revenue derived from our pharmaceutical distribution segment amounted to $97.1 million, which accounted for 71.4% of our total sales revenue. In addition, the respective increase of $2.6 million and $0.1 million of our retail and manufacturing segments also contributed to the increase in the sales revenue during the period

Pharmaceutical distribution segment

We derive the majority of our revenue from our pharmaceutical distribution segment from sales of pharmaceutical products to our customers. We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, Western and TCM, as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Year ended December 31
	2009		2008
	‘000	% of sales	‘000	% of sales
Hospitals	$71,541	73.6	$38,636	53.1
Other drug stores	219	0.2	252	0.3
Clinics and health care centre	4,910	5.1	2,438	3.3
Distributors and others	20,467	21.1	31,480	43.3
Total	$97,137	100.0	$72,806	100.0

Revenue from our pharmaceutical distribution segment increased by 33.4% from $72.8 million for the year ended December 31, 2008 to $97.1 million for the year ended December 31, 2009. The increase was the result of the increase of price level by approximately $5 million and increase of volume of sales by approximately $19 million. The price change was mainly attributed to the change of price levels paid by hospitals as a result of PRC Government-mandated collective tender process. The increase in sales revenue volume from our pharmaceutical distribution segment was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to:

●	China’s expansion of the healthcare security scheme coverage to city residents, including unemployed population, student and self-employed person,

●	the establishment of basic drugs catalogue by hospitals for full reimbursement basis upon medical social insurance scheme,

●	the increase of the reimbursement ratio covered by medical social insurance scheme, and

●	the implementation of New Rural Corporative-Medicare scheme for rural population as well.

An additional factor contributing to the increase in our sales revenue from our pharmaceutical distribution segment was additional sales resulting from a six county and township distribution business bid we won by middle of 2009.  Further, the penetration of the group’s distribution network into community clinics and health care institutions also contributed to the increase in sales revenue.

Retail pharmacy segment.

Revenue from our retail pharmacy segment  increased by 9.2% from $28.6 million for the year ended December 31, 2008 to $31.2 million for the year ended December 31, 2009. The increase was the result of the increase in average price level by $1 million and in sales volume by approximately $2 million. The price change was the result of the increase of cost of merchandise and in the price level of the national insurance catalogue which our retail prices are sold by reference to. The increase in sales volume was partly contributed by sales derived  through medi-care insurance cards as a result of  an increase in the portion of pharmacy products entitled to be reimbursed by the PRC government, as well as an increase in the number of people covered by insurance. Further, the prevalence of and concerns related to swine flu in 2009 also boosted the demand for pharmacy products at our drug stores.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each year:

	Year ended December 31,
	2009	2008
	‘000	‘000
Existing stores (1)	$30,272	$28,593
New stores (2)	951	-
Total (include closed stores)	$31,223	$28,593

No. of stores	66	64

(1) Includes sales derived form the stores which were closed during the fiscal period ended 2009.  Four stores were closed during the fiscal period ended 2009 and the sales derived from this said period were $108,000, while their corresponding sales for the period ended 2008 were  $1,782,000 approximately.

(2) Represents the stores opened during the fiscal period ended December 31, 2009.

Manufacturing pharmacy segment

Revenue from our manufacturing pharmacy segment increased by 1.8% from $7.6 million for the year ended December 31, 2008 to $7.7 million for the year ended December 31, 2009. The increase was attributed to the change in volume of sales and not affected by price factors.

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

Gross Profit. Gross profit was $35.5 million for the year ended December 31, 2009 as compared to $29.6 million for the year ended December 31, 2008, representing an increase of $5.9 million or approximately 19.8%.  Our gross profit margin was 26.1% and 27.2% for the year ended December 31, 2009 and December 31, 2008 respectively. The gross profit margin was relatively stable in which we maintain the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The slight decrease in profit margin was mainly attributed to a larger percentage of wholesale accounts that we sold products to compared to 2008.

Pharmaceutical distribution segment

The respective gross profit margin for our pharmaceutical distribution segment was approximately 20.8% and 23% for the year ended December 31, 2009 and 2008, respectively. The cost of sales includes only the cost of merchandise. In order to penetrate and capture the growth of the market upon medical insurance scheme, we attempted to satisfy the demand of hospital customers by procuring from other eligible supplies within the medicine catalogue but at lower margins because of pre-determined/set pricing under the medicine catalogue. This results in slight decrease in the gross profit margin between year 2009 and year 2008.

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

Manufacturing segment

The respective gross profit margin for our manufacturing segment was approximately 65.9% and 63.1% for the year ended December 31, 2009 and 2008, respectively.  The change was not related to the change in the cost of overhead.  We believe this increase was due to management focus on optimizing our product portfolio to higher margin products

Selling, Research and Development and Administrative Expenses. Selling, research and development and administrative expenses totaled $8.6 million for the year ended December 31, 2009, as compared to $6.2 million for the year ended December 31, 2008, representing an increase of $2.4 million or approximately 38.7%.

Selling Expenses

Selling expenses increased by 82.2.% from $2.1 million for the year ended December 31, 2008 to $3.9 million for the year ended December 31, 2009. The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare, commission and transportation costs in connection with our increased sales and marketing activities. The percentage of our distribution and selling expenses to our total revenue gradually increased from 1.9% to 2.8% and was primarily due to the increase of our efforts to penetrate and capture market share.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 157.1% from $0.7 million for the year ended December 31, 2008 to $1.8 million for the year ended December 31, 2009. The increase was primarily due to the increase in our marketing staff’s salaries and welfare by $0.7 million and entertainment expenses by $0.2 million in connection with our marketing activities. Further the increase was contributed to by the increase of transportation charges by $0.1 million and other related selling activities as a result of the increase in sales.

Retail pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment increased by 75.0 % from $0.8 million for the year ended December 31, 2008 to $1.4 million for the year ended December 31, 2009. The increase was primarily due to the increase in our salaries and staff welfare to retail staff by $0.4 million in connection with our increase in sales and the increase of the number of stores opened.  Further, the increase was contributed to by the increase in utility charges by $0.1 million due to the opening of the new stores.

Manufacturing pharmacy segment

The selling expenses of our manufacturing segment increased by 5.1 % from $0.59 million for the year ended December 31, 2008 to $0.62 million for the year ended December 31, 2009. The increase was primarily due to the increase in commission paid to regional sales representatives by $0.06 million upon the increase in sales. The increase was offset partially by a reduction in advertising.

Administrative expenses

Administrative expenses increased by 37.7% from $3.3 million for the year ended December 31, 2008 to $4.6 million for the year ended December 31, 2009. The increase was primarily due to an increase in wages and salaries, staff benefits, post-employment benefits, and the rental expenditures resulting from the renewal of leases and the opening of new stores. The percentage of our administrative expenses to our total revenue increased slightly from 3.1% in 2008 to 3.4% in 2009.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment increased by 50% from $2.2 million for the year ended December 31, 2008 to $3.3 million for the year ended December 31, 2009. The increase was primarily due to the increase in our salaries, post-employment benefits to our staff by $0.4 million upon the expansion of our business.  In addition, the increase was contributed to by the increase in write offs of long outstanding receivables by $0.3 million.  Further, we also wrote off $0.1 million in trade receivables in 2009.

Retail pharmacy segment

The administrative expenses of our retail pharmaceutical distribution segment were increased by 25.0 % from $0.4 million for the year ended December 31, 2008 to $0.5 million for the year ended December 31, 2009. The increase was primarily due to the increase in rental charges by $0.1 million upon the increase in the number of new stores and higher rental charges upon renewal of certain leases.

Manufacturing pharmacy segment

The administrative expenses of our manufacturing segment were relative stable and remained $0.6 million for both the year ended December 31, 2008 and 2009.

Research and development

Research and development decreased by 86.9% from $0.8 million for the year ended December 31, 2008 to $0.1 million for the year ended December 31, 2009.  We only incur the expenditures on research and development for our manufacturing pharmacy segment. In prior years, most expenditure was spent in connection with the initial phase of research and the feasibility of development of certain attributes was uncertain. During the year, we focus mainly on a few types of drugs which have greater prospect for further refinement upon the results of the initial research being done. Thus, fewer expenditures were spent during 2009.

Income before income tax

As a result of the foregoing, our income before income tax was $ 25.7 million for the year ended December 31, 2009, representing an increase of 15.0% from $22.3 million for the year ended December 31, 2008.

Pharmaceutical distribution segment

Our income before income tax from distribution operations increased by 8.5% from $14.0 million for the year ended December 31, 2008, to $15.2 million for the year ended December 31, 2009. The profit margin decreased to 15.6% from 19.2%

Retail pharmacy segment

Our income before income tax from retail pharmacy segment operations increased by 21.2% from $5.9 million for the year ended December 31, 2008, to $7.2 million for the year ended December 31, 2009. The profit margin increased to 23.1% from 20.8%.

Manufacturing segment

Our income before income tax from manufacturing pharmacy segment operations increased by 43.1% from $2.4 million for the year ended December 31, 2008 to $3.5 million for the year ended December 31, 2009. The profit margin increased to 44.9% from 32%.

Net Income.

As a result of the above factors, we had net income of $19.4 million for the year ended December 31, 2009 as compared to $16.7 million for the year ended December 31, 2008, representing an increase of $2.8 million or approximately 16.5%.

Earnings per share

For the fiscal year ended December 31, 2009, our earnings per share was $0.61, representing an increase of 17.3%, compared to the same period in 2008.

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

Restricted cash and cash equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of December 31, 2009, our restricted cash was approximately $1.2 million.  As of December 31, 2009 we had cash of $13.3 million, exclusive of restricted cash.

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

As of December 31, 2009, our restricted cash was approximately $1.2 million.  As of December 31, 2009 and 2008 we had cash of $13.3 million and $1.3 million, respectively.

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

Cash provided by operating activities was $5.9 million for the year ended December 31 2009 compared to $11.7 million for fiscal 2008, representing a decrease of $5.8 million or approximately 49.6%. Operating cash flows for 2009 reflects primarily net cash receipts derived from business operations. Despite the increase in net income in 2009 as compared to the same period of 2008, the reduction in net cash from operating activities was primarily attributable to the slowdown of accounts receivable payment, which increased to 95 days in 2009 as compared to 70 days in 2008. Such decrease was, to a certain degree, offset by our delay in cash payments to vendors and the increase in our use of bills and restricted cash for creditor settlement.

For our pharmacy distribution segment, accounts receivable turnover days for the year ended December 31, 2009 were 121 as compared to 94 in 2008. The increase in turnover days was attributable to an increase in the portion of our sales to hospitals from 53% in 2008 to 74% in 2009.  Hospitals, which are owned by the PRC government, have comparatively longer payment cycles, especially at the period of time when more investment was spent by hospitals to meet the medical reform requirement promulgated by the PRC government.

For our retail segment, accounts receivable turnover days for the year ended December 31, 2009 were 3 days as compared to 2 days in 2008. We generally receive cash from the customer at the retail store except for our medi-care qualified stores. The accounts receivable comprised only the medi-card reimbursement under the national program.

The increase in accounts receivable was mainly attributable to the growth of the sales derived from the national insurance scheme upon the increase of the coverage of its scheme and resulted in the increase of the accounts receivable turnover days for these consecutive years.

For our manufacturing segment, the accounts receivable turnover days were 135 in 2009 compared to 108 in 2008.  The increase was due to the extension of credit to our customers in light of the global financial crisis from year 2008 onwards.

Investing Activities

Our cash flow from investing activities primarily consists of purchases of property, plant and equipment and disposal of leasehold land. Cash used in investing activities was $0.3 million for fiscal 2009, compared to $0.8 million for fiscal year 2008. The decrease in cash used was primarily due to the proceeds obtained from the disposal of the land in fiscal year 2009 and the reduction in the expenditures for the acquisition of property, plant and equipment.

Financing Activities

Our cash from financing activities is derived primarily from the proceeds of a private placement and from repayment of bank borrowings and dividends paid to former shareholders of the company. Cash provided by financing activities was $6.4 million for the twelve months of fiscal year 2009, compared to $9.9 million used in financing activities for fiscal year 2008. The substantial increase was primarily due to the proceeds of the Private Placement of shares amounting to $5.3 million in December 2009. In addition, we did not declare or pay any dividends in 2009.  In 2008, a dividend of $6,940,000 was paid to former shareholders of Liuzhou BCT. Further, the increase was also attributable to the reduction in loan repayments to directors and other parties.

Working capital

Our working capital as of December 31, 2009 was $29.6 million.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations. Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of payment when compared with other customers and the increase in the proportion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth account s receivable from our pharmaceutical distribution operations by category of customers:

	As of December 31,
	2009	2008
	‘000	‘000
Hospitals	$27,445	$11,171
Other drug stores	15	29
Clinics and health care centres	189	148
Distributors and others	4,474	7,287
Total	$32,123	$18,635

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

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of December 31, 2009 were $7.1 million while long term bank borrowings outstanding as of December 31, 2009 were $3.7 million. The loans are from various financial institutions and represent the maximum amount of each facility. The short term loans bore an average interest rate of 7.14% per annum, and it was adjusted currently or quarterly in accordance with the loan rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the land use right, property plant and equipment of the Company and the properties from related-parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have three to seven years terms. Part of the borrowings mature at various times over the next two years and part of the borrowings are repayable by monthly installments within the five years before maturity.  The loan bears an interest rate from 6.48% to 7.74% and was adjusted currently to annual basis in accordance with the loan rate of the People’s Bank of China

These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and the properties from related-parties.

In addition to bank borrowings mentioned above, we have trade credit facilities secured by land use rights, property and equipment of the Company.

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

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Goodwill

We account for goodwill in accordance with the provisions of ASC 805, “Goodwill and Intangible Assets” (“ASC 805”). We conduct impairment tests on an annual basis and, in addition, if we notice any indication of impairment, we conduct such test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We conduct an impairment test as of December 31, 2009 and no impairment loss was identified.

Long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously SFAS No. 144).  We periodically evaluate potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The application of the impairment test requires judgment inclusive of the future cash flow attributable from the use of the asset. If the asset is determined not to be recoverable, it is considered to be impaired and the impairment to be recognized.

Depreciation

Depreciation is provided on straight-line basis over estimated useful lives.  We determine the estimated useful lives, residual values and related depreciation charges for our property, plant and equipment.  This estimate is based on the historical experience of the actual useful lives and residual values of property, plant and equipment of similar nature and functions. We will revise the depreciation charge where useful lives and residual values are different from those previously estimated, or we will write-off or write-down technically obsolete or non-strategic assets that have been abandoned or sold.

Allowances for doubtful accounts

We establishes the general provisioning policy to make allowance equivalent to 40% of gross amount of trade receivables due between half and one year and 100% of gross amount of accounts receivable due over 1 year.  Additional specific provision is made against trade receivables whenever they are considered to be doubtful. We make judgments about the customer’s ability to pay its outstanding invoices on a timely basis and whether its financial position might deteriorate significantly in the future affecting its capability for payment.

Allowances for inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over demand by our customers, sales contracts and orders in hand. As at December 31, 2009, 7% of  our inventory will expire within 7 to 9 months time, 8% will expire within 10 to 12 months time, 85% of inventory will expire in over 1 year. We estimate the extent of provision to be made should the inventory fall within 6 months before the expiration upon assessing the capability of the sales campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that  the drugs are still marketable and estimate the provision upon the future demand and the current inventory level.

Recognition of revenue

Revenue is recognized  when the following criteria under Financial Accounting Standards Board(“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” should be met :

1)	Persuasive evidence of an arrangement exists;

2)	Delivery has occurred or services have been rendered;

3)	The seller’s price to the buyer is fixed or determinable; and

4)	Collectability is reasonably assured.

  We base  our estimates on historical results, taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

Sales of goods  - Pharmaceutical distribution segment

We sell a range of pharmaceutical products to various customers and the majority of revenue results from the contracts signed with various distributors and hospitals which are government-owned.  Sales of goods are recognized upon customers' acceptance when the goods have been delivered to the premises of customers and the customers have full discretion over the goods and the significant risks and rewards of ownership have been transferred to the customer. Currently we do not have any sales on consignment and we do not use consignment sales as our sales method. The price to the buyer is fixed in which no cancellation clause exists and no right of return is granted except in rare cases where those drugs are damaged during the delivery process.  In the absence of the right of return clause, we estimate that the product return was insignificant other than the clause for damages arising from delivery. Except for damages incurred during delivery, we have no obligation to accept returns if the inventory kept by the customer is excessive or reaches its expiration date without being sold. We grant credit to customers with proven sales records. The collectability is assured by background checks for the new customer.

Sales of goods – Retail Pharmacy segment

We operate a chain of retail stores for selling the pharmacy products. Sales of goods are recognized upon customer acceptance when we sell and deliver the products to the individual customers at our stores. We estimate that no significant post-delivery obligations exist.  Retail sales are in cash or medi-insurance card, for which the reimbursement is assured as it is run by the national government agency. No return is allowed after sales.

Sales of goods -  Manufacturing segment

The revenue recognition criteria used with our manufacturing pharmacy segment are the same as the operation under our pharmaceutical distribution segment except the customers comprise only distributors.

During the fiscal year ended December 31, 2009, $583,832 worth of goods were returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discount or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except when the goods are damaged during the delivery process. As the return of goods are not allowed, we only assess and estimate the return arising from damage during the delivery process and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and the introduction of new products as the factors are not relevant to us for the estimate of return.

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

On December 30, 2009, the board of directors of China BCT Pharmacy Group, Inc. (terminated Bernstein & Pinchuk LLP, an Independent Member of BDO SEIDMAN Alliance ( “Bernstein”) as the independent registered accounting firm, and engaged PKF, Certified Public Accountants, Hong Kong, China, a member firm of PKF International Limited network of legally independent firms (“PKF Hong Kong”), to serve as the Company’s independent auditors. Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, the Company reports as follows:

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

	(iii)	The termination of Bernstein and engagement of PKF Hong Kong were approved by our board of directors.

(iv)
We and Bernstein did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal years ended March 31, 2009 and 2008, and subsequent interim periods ended June 30 and September 30, 2009 and through the date of dismissal, which disagreements, if not resolved to the satisfaction of Bernstein, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

(v)
During our fiscal years ended March 31, 2009 and 2008, and subsequent interim periods ended June 30 and September 30, 2009 and through the date of dismissal, we did not experience any reportable events.

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

	(iii)	We did not have any disagreements with PKF Hong Kong, and therefore did not discuss any past disagreements with PKF Hong Kong.

(c)		The Company requested Bernstein to furnish with a letter addressed to the SEC stating whether it agrees with the statements made by us regarding Bernstein.

Item 9A.	Controls and Procedures

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

The following table sets forth the name and age of officers and directors as of March 30, 2010.  Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the board, or his or her successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position

Hui Tian Tang	49	Chairman & Chief Executive Officer

Xiao Yan Zhang	37	Director & Chief Financial Officer

Mr. Hui Tian Tang

Mr. Tang was appointed as our CEO on December 30, 2009 and as our Chairman on January 14, 2010.    Mr. Tang is a registered pharmacist and has been the president of Liuzhou BCT since 2001.  In 1993, he was hired as the general manager by Liuzhou BCT (f/k/a Guangxi Liuzhou Wholesaler) and was promoted to president of the company in 2001. Mr. Tang has over 25 years experience in the traditional Chinese medicine industry. As the president of Liuzhou BCT, Mr. Tang has been responsible for the formulation of strategies, decision-making on investment projects and development directions on the operations and overall business management, and led us successfully through the privatization process in 2001. Prior to his employment with Liuzhou BCT in 1993, Mr. Tang was employed by Guangxi Jinchengjiang Medicine Wholesaler Group from 1983 to 1993 where he was deputy general manager.  In July 1983 Mr. Tang received a Bachelor of Chinese Pharmacy from Guangxi Chinese Medicine University.  As our CEO, we believe that Mr. Tang’s extensive experience in the traditional Chinese medicine industry and his essential knowledge of the Company’s operations provide him with significant insights into our business which make him qualified to be the Chairman of our board of directors.

Ms. Xiao Yan Zhang

Ms. Zhang joined Liuzhou BCT in May 2008 as our Corporate Strategy VP and was appointed as our CFO on December 30, 2009 and as a director on January 14, 2010.  Prior to joining Liuzhou BCT, from 2006 to 2008 she was a corporate finance advisor to First Asia Finance Group, in Hong Kong.  Ms. Zhang is an Associate Member of CPA Australia.  She received a Masters degree in accounting from Curtin University of Technology, Australia in 2007, an MBA in International Business from CMSD Switzerland in 2001 and a BA (Honors) in Marketing from Portsmouth University, UK in 2004.  We believe that Ms. Zhang brings extensive finance experience and vital operational experience to the board of directors.

In general, we seek directors:

●	with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses;

●	who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion;

●	who have an understanding of business practices in China, and the ability to communicate in Mandarin Chinese; and

●	who have the ability and commitment to devote significant time and energy to service on the Board and its committees.

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

Board Composition

Our board of directors is currently composed of two members. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. A quorum is a majority of the board of directors.

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

Director Compensation

None of the directors have received compensation for their respective services rendered to the Company for the year ended December 31, 2009

Conflicts of Interest

Ms. Zhang, one of our directors and our chief financial officer, controls approximately 58.9% of our outstanding shares of common stock that are entitled to vote on all corporate actions. Ms. Zhang’s actions could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

It is not uncommon for companies with operations primarily in China operations to have base salaries and bonuses as the sole and only form of compensation. The base salary level for all of our executive officers, including our Chairman and Chief Executive Officer, Mr. Tang, is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors, we believe that the base salary and bonus paid to our named executive officers is in line with our competitors. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

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

Name and Principal Position (1)	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lisa Lopomo	2009	0	0	0	0	0	0	0	0
former CEO and Director (1)	2008	0	0	0	0	0	0	0	0

Hui Tian Tang	2009	27,027	0	0	0	0	0	0	27,027
Chairman & CEO (2) (3)	2008	27,027	0	0	0	0	0	0	27,027

Xiaoyan Zhang	2009	15,500	0	0	0	0	0	0	15,500
CFO and Director (2) (4)		15,500							15,500

(1)	On December 30, 2009, Ms. Lisa Lopomo tendered her letter of resignation to resign as CEO, effective December 30, 2009 and to resign from our board of directors y, effective on January 14, 2010.

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

(3)	Represents amounts paid to Mr. Tang by Liuzhou BCT.

(4)	Represents amounts paid to Ms. Zhang as Corporate Strategy V.P. of Liuzhon BCT.

Employment Agreements

Liuzhou BCT entered into an employment agreement with Mr. Hui Tian Tang pursuant to which Mr. Tang was hired as the President of Liuzhou BCT and received a salary of $27,027 per year in 2008 and 2009.  That agreement expired on December 31, 2009.  We currently have an oral employment agreement beginning on January 1, 2010 with Mr. Tang to employ him has our CEO, pursuant to which we have agreed to pay him 90,000 Hong Kong Dollars (HK$) ($11,688) per month and a discretionary bonus based upon our 2010 financial performance  We currently have an oral employment agreement beginning on January 1, 2010 with Xiaoyan Zhang to employ her as our CFO, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month and a discretionary bonus based upon our 2010 financial performance.  We are currently in the process of formalizing each of these agreements.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2009.

Compensation of Directors

During the 2008 and 209 fiscal years, no member of our board of directors received any compensation solely for service as a director. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred by them in connection with attending meetings of the board, meetings of committees of the board, executive sessions and stockholder meetings, but they do not receive any other compensation for serving on the board of directors.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year we did not have a standing Compensation Committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee.  Other than Mr. Tang, our chairman and chief executive officer, Ms. Zhang, our director and chief financial officer, and Ms. Lopomo, our former director and chief executive officer, no other officers or employees participated in deliberations of our board of directors concerning executive officer compensation.

Indemnification of Directors and Executive Officers and Limitation of Liability

Delaware General Corporation Law does not limit the extent to which a company’s articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the courts of the State of Delaware to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime.  Our articles of association provide for indemnification of our officers and directors for any liability incurred in their capacities as such, except through their own willful negligence or default.

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

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Xiao Yan Zhang (3)	22,480,000	58.9%

Hui Tian Tang (3)	2,241,193	5.9%

Yu Jing Tan (3)	2,816,889	7.4%

Jing Hua Li (3)	3,474,237	9.1%

All directors and executive officers as a group (5 persons)	24,721,193	64.8%

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

(3)
Xiao Yan Zhang is a citizen of Hong Kong and our Chief Financial Officer, Secretary and director and holds the 22,480,000 shares as the legal owner. Pursuant to an Earn-in Agreement dated December 30, 2009, as amended on May 19, 2010, by and among Ms. Zhang and the Liuzhou BCT Shareholders, the Liuzhou BCT Shareholders have a call right to purchase up to 22,480,000 shares of our common stock from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2010 and 2011.  For the 2010 and 2011 fiscal years the performance targets for the Company are $15 million and $19 million after tax audited net income, respectively.  If the 2010 performance target is met, the Liuzhou BCT Shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right.  If the 2011 performance target is met the Liuzhou BCT Shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Liuzhou BCT Shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT.  Our Chairman and CEO, Hui Tian Tang, is one of the Liuzhou BCT Shareholders and has the right to acquire up to 2,241,193 shares of our common stock under the Earn-In Agreement if both performance targets are met. Pursuant to the Earn-in-Agreement, there are no restrictions on Ms. Zhang’s ability to vote these shares.  The shares may not be transferred by Ms. Zhang except pursuant to the Earn-in-Agreement and after its expiration only in the manner agreed with the Liuzhou BCT Shareholders.  The Liuzhou BCT Shareholders can only obtain legal ownership of the shares under the Earn-In Agreement.  Messrs. Tan and Li are Liuzhou BCT Shareholders with rights under the Earn-In Agreement to acquire the number of shares set opposite their names and have the same rights with respect to the shares as Mr. Tan’s rights described above in this footnote and elsewhere in this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

China BCT Pharmacy Group, Inc.

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

Forever Well

On March 28, 2008, Forever Well entered into an agreement with the stockholders of Liuzhou BCT to acquire their entire equity interest in Liuzhou BCT for cash consideration of approximately $1,470,588 (RMB10,000,000) which is the registered and fully paid up capital of Liuzhou BCT.

Liuzhou BCT

On February 8, 2007, Mr. Hui Tian Tang entered into a loan agreement with Industrial and Commercial Bank of China Guangxi Branch in the amount of approximately $234,720 (RMB1,600,000), pursuant to which Liuzhou BCT, pledged part of its assets to the bank as security interest for the loan. Mr. Hui Tang then lent the full amount of the above loan to Liuzhou BCT for working capital. On December 31, 2008, a mutual agreement was signed among Mr. Tang, Industrial and Commercial Bank of China Guangxi Branch and Liuzhou BCT, pursuant to which Liuzhou BCT assumed the obligation to repay the principal amount and accrued interest from January 1, 2009 onwards.

On February 12, 2007, Jiang You Ru, a director of Liuzhoug BCT, entered into a loan agreement with Industrial and Commercial Bank of China Guangxi Branch in the amount of approximately $264,060 (RMB1,800,000), pursuant to which Liuzhou BCT pledged part of its assets to the bank as security interest for the loan. Mr. Ru then lent the full amount of the above loan to the Liuzhou BCT for working capital. On December 31, 2008, a mutual agreement was signed among Mr. Ru, Industrial and Commercial Bank of China Guangxi Branch and Liuzhou BCT, pursuant to which Liuzhou BCT assumed the obligation to repay the principal amount and accrued interest from January 1, 2009 onwards.

On January 15, 2009, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $660,150 (RMB 4,500,000), pursuant to which both the Baicaotang Property Development Limited and Wuxuan Baicaotang Medicine Limited pledged part of their land and property to the bank as security interest for the loan.

On December 19, 2008, Liuzhou BCT entered into a loan agreement with Liuzhou City Commercial Bank in the amount of approximately $733,500 (RMB 5,000,000), pursuant to which Baicaotang Property Development Limited pledged part of its premises to the bank as security interest for the loan.

On December 29, 2008, Liuzhou BCT entered into a loan agreement with Rurol Credence Cooperation of Guangxi in the amount of approximately $514,706 (RMB 3,500,000), pursuant to which Baicaotang Property Development Limited pledged part of its premises to the bank as security interest for the loan.

In addition, we also entered into the following sales transactions at market prices with related parties pursuant to a standard form of purchase agreement and we have continued to enter into such transactions:

	Year ended	Year ended
	December 31,	December 31,
Sales of goods to related parties	2009	2008
Liucheng Medicine Limited (1)	$311,759	$438,371
Guangxi Tianhu Medicine Limited (2)	$271,890	$821,449
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch (3)	$1,273,381	$1,267,429
Wuxuan Baicaotang Medicine Limited (4)	$208,475	$487,781

(1)
The directors of Liuzhou BCT, Hui Tian Tang,  Jing Hua Li, You Ru Jiang, Chun Lin Liu, Wen De Wei and Bang Fu Wang have an aggregate 34.3% interest in the registered share capital of Liucheng Medicine Limited.

(2)
The directors of Liuzhou BCT, Huii Tian Tang, Jing Hua Li, You Ru Jiang, Chun Lin Liu, Wen De Wei and Bang Fu Wang have an aggregate 46.3% interest in the registered share capital of Guangxi Tianhu Medicine Limited.

(3)
The directors of Liuzhou BCT, Hui Tian Tang, Jing Hua Li, You Ru Jing, Chun Lin Liu, Wen De Wei and Bang Fu Wang have an aggregate 67.2% interest in the registered share capital of Guangxi Baicaotang Medicine Limited Guigang Branch.

(4)
The directors of Liuzhou BCT, Hui Tian Tang, Jing Hua Li, You Ru Jing, Chun Lin Liu, Wen De Wei and Bang Fu Wang have an aggregate 35.3% interest in the registered share capital of Wuxuan Baicaotang Medicine Limited.

The amount due from related companies as of December, 31 2009 and 2008 was as follows.  Amounts due from related parties represent loans from us to related parties together with amounts representing our accounts receivable from related parties.  Such loan amounts are non-interest bearing and have no due date as is often the custom in China.

	Year ended December 31,			Year ended December 31,
	2009			2008
Names of related parties	Trade receivable	Loan receivable	Total	Trade receivable	Loan receivable	Total	Remark
Guangxi Tianhu Medicine Limited	$406,519	-	$406,519	$504,937	$177,661	$682,598	(1)
Liucheng Medicine Limited	-	-	-	$28,423	-	$28,423	(1)
Wuxuan Baicaotang Medicine Limited	$3,978	-	$3,978	-	-	--	(1)
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	$117,506	$2,279,657	$2,397,163	$185,472	-	$185,472	(1)
Property Management	-	$258,092	$258,092	-	$128,440	$128,440	(2)
Baicaotang Property Development Limited	-	$1,209,834	$1,209,834	-	$3,633,128	$3,633,128	(3)
Total	$528,003	$3,747,583	$4,275,586	$718,832	$3,939,229	$4,658,061

(1)	See Notes 1, 2, 3 and 4 in the table immediately above.
(2)
The directors of Liuzhou BCT, Hui Tian Tang, Jing Hua Li, You Ru Jing, Chun Lin Liu, Wen De Wei and Bang Fu Wang have an aggregate 67.2% interest in the registered share capital of Baicaotang Property management.

(3)
The directors of Liuzhou BCT, Hui Tian Tang, Jing Hua Li, You Ru Jing, Chun Lin Liu, Wen De Wei and Bang Fu Wang have an interest over the related company by holding 67.2% of its paid up capital collectively

The amounts due to related companies represent loans from related companies at December 31, 2009 and December 31, 2008 was as follows.  The amounts are interest free and no interest was paid during the relevant reporting period.

	Year ended December 31,			Year ended December 31,
	2009			2008
Names of related parties	Repayment of principal	Maximum balance	Outstanding	Repayment of principal	Maximum balance	Outstanding	Remark
Wuxuan Baicaotang Medicine Limited	$98,861	$98,861	-	-	$98,861	$98,861	(1)
Guangxi Tianhu Medicine Limited	$5,134	$5,134	-	-	$5,134	$5,134	(1)
Liucheng Medicine Limited	$129,768	$229,925	$128,579	-	-	-	(1)
Property Management	$22,445	$22,445	-	$30,346	$52,791	$22,445	(1)
Baicaotang Property Development Limited	-	-	-	-	-	-	(1)

(1)	See Notes 1, 2 and 3 in the table immediately above.

Transactions with Property Management.

We do not have a 100% direct ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores.  We have entered into contractual arrangements with Property Management pursuant to which the shareholders of Property Management pledged to us their equity interests in BCT Retail and provide us with the ability to effectively control BCT Retail.  The directors of Liuzhou BCT, Hui Tian Tang, Jing Hua Li, You Ru Jing, Chun Lin Liu, Wen De Wei and Bang Fu Wan have an aggregate 67.2% interest in the registered share capital of Property Management.

The contractual agreements entered into by us and Property Management include:

Share Transfer Agreement. Under this agreement dated April 1, 2008 by and between Liuzhou BCT, which held 100% of the equity interests of BCT Retail, and Property Management, Property Management acquired from Liuzhou BCT 51% equity interests in BCT Retail.  The total amount of transfer price was RMB153,000, which was 51% of the registered share capital of BCT Retail.  Within twenty (20) business days from the date when Property Management paid the transfer price, all the parties were to amend the articles of association of BCT Retail and register such equity transfer with the competent Authority of Industry and Commerce.  Such amendment was made and equity transfer was registered on June 18, 2008.

Shares Pledge Agreement. Under this agreement dated May 3, 2008 among Liuzhou BCT and Property Management, Property Management pledged all of its equity interest in BCT Retail to Liuzhou BCT to guarantee its obligations to repay a loan in the amount of RMB153,000 made from Liuzhou BCT to Property Management.  The loan must be repaid by December 31, 2015 and may only be paid by transfer by Property Management of its equity interest in BCT retail to Liuzhou BCT.  During the term of the Agreement, Liuzhou BCT has the right to receive any dividends that would have been paid by BCT Retail to Property Management.

Share Repurchase Agreement. Under this agreement dated July 31, 2008 by and between Liuzhou BCT and Property Management, Liuzhou BCT was granted a preemption right to repurchase the 51% equity interests in BCT Retail held by Property Management.  The term of the preemption right is two years from the date that Property Management deregisters the pledge as a result of paying off loans under the related share pledge agreements.  The repurchase price shall be equal to 51% of the registered capital of BCT retail at the time of the repurchase.

Shares Pledge Agreement. Under this agreement dated March 31, 2009 among Liuzhou BCT and Property Management, Property Management pledged all of its equity interest in BCT Retail to Liuzhou BCT to guarantee its obligations under a loan in the amount of RMB 1.377 million made from Liuzhou BCT to Property Management.  The loan was used by Property Management to increase its registered share capital in BCT Retail and to maintain its 51% interest.  The loan must be repaid by December 31, 2015 and may only be paid by transfer by Property Management of its equity interest in BCT retail to Liuzhou BCT. During the term of the Agreement, Liuzhou BCT has the right to receive any dividends that would have been paid by BCT Retail to Property Management.

Hefeng Pharmaceutical

From 2006 to 2009, Mr. Jing Hua Li, the General Manager of Liuzhou Baicaotang, entered into a series of loan agreements with Hefeng Pharmaceutical, pursuant to which Hefeng Pharmaceutical borrowed an aggregate of approximately$586,563 at monthly interests rates ranging from 5.8% to 6.8%. All of the loan agreements have similar terms and provisions.

Liuzhou Retail

On June 18, 2009, Liuzhou Retail entered into a loan agreement with Rurol Credence Cooperation of Guangxi in the amount of approximately $1,613,700 (RMB 11,000,000), pursuant to which Baicaotang Property Development Limited pledge part of its premise to the bank as security interest for the loan.

Transactions with Promoters and Certain Control Persons

Lisa Lopomo, our former director, loaned the Company $1,000 with zero interest. On November 30, 2006, a total of 1,000,000 shares of Common Stock were issued to Lisa Lopomo at $0.005 per share or $5,000. On January 2, 2007 Lisa Lopomo, paid $5,000 on behalf of the Company for the cost of a mining claim. She was issued 1,000,000 shares of common stock at $.005 per share for a total of $5,000 in exchange for the cash paid out. On July 21, 2007, Lisa Lopomo was issued 1,000,000 shares of common stock in exchange for $5,000, or $0.005 per share.

On December 30, 2009 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ingenious Paragon Global Limited, a British Virgin Islands company ("Ingenious”), and the shareholders of Ingenious named in the Exchange Agreement (the “Ingenious Shareholders”), which own shares constituting 100% of the issued and outstanding common shares of Ingenious (the “Ingenious Shares”). Pursuant to the terms of the Exchange Agreement, the Ingenious Shareholders transferred all Ingenious Shares to the Company in exchange for the issuance of 32,000,000 shares of our common stock, $.001 par value to the Ingenious Shareholders. As a result of the Share Exchange, Ingenious became our wholly-owned subsidiary. In connection with the closing of the Share Exchange, Lisa Lopomo cancelled 2,900,000 shares of the Common Stock that she owned in the Company, and resigned from our board of directors and all office positions that she held in the Company.

On October 22, 2009, an Earn-In Agreement was entered into by Xiaoyan. Zhang, our current CFO and certain former Liuzhou BCT Shareholders, namely Hui Tian Tang, our current CEO, Jiang You Ru, Liu Chun Lin, Wei Wen De, Wang Bang Fu, Zhao Ming An, Zhang Qing Qiu, Yang Xiao Jian, Meng Yuan Gang, Jiang Qi Feng, He Wen Heng, Liu Gong Chun, Jia Jun Wen, Tan Yu Jing, Li Jing Hua, Ye Yuan Jian

The Earn-in Agreement was amended on December 30, 2009 to extend the performance targets from 2009 and 2010 fiscal years to 2010 and 2011 fiscal years because the 2009 performance target was not going to be met.   The amendment to the Earn-in Agreement was made to increase the likelihood that the Liuzhou BCT Shareholders would all be able to earn back their shares in the Company, which was the goal and purpose of the reorganization.  These amendment was made without additional consideration being paid

The Earn-in Agreement enables those Liuzhou BCT Shareholders to purchase shares of Ingenious (or its public parent company) from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2010 and 2011.  For the 2010 and 2011 fiscal years the performance targets for the Company are $26 million and $28 million after tax audited net income, respectively.  If the 2010 performance target is met, the Liuzhou BCT Shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right.  If the 2011 performance target is met, the Liuzhou BCT Shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Liuzhou BCT Shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT.  Ms. Zhang may not transfer the shares during the five-year term of the Earn-In Agreement and in the event that all of the shares have not been delivered to the Liuzhou BCT Shareholders, Ms. Zhang can only transfer them as she and the Liuzhou BCT Shareholders agree.

Item 14.	Principal Accounting Fees and Services

Our independent accountants for the audit of our annual financial statements for our fiscal years ended December 31, 2009 and 2008, was PKF, Certified Public Accountants, Hong Kong, China, a member firm of PKF International Limited network of legally independent firms (“PKF Hong Kong”).  The following table shows the fees paid or accrued by us to PKF Hong Kong.

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

China BCT Pharmacy Group, Inc.
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Income and Comprehensive Income	F-3

Consolidated Balance Sheets	F-4 - F-5

Consolidated Statements of Cash Flows	F-6 -F-7

Consolidated Statements of Stockholders’ Equity	F-8

Notes to Consolidated Financial Statements	F-9 - F-34

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
China BCT Pharmacy Group, Inc.

We have audited the accompanying consolidated balance sheets of China BCT Pharmacy Group, Inc. (the “Company”) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of Income and comprehensive Income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

China BCT Pharmacy Group, Inc.
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

Net income attributable to China BCT Pharmacy Group, Inc.
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

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2009	2008

Cash flows from operating activities
Net income attributable to China BCT Pharmacy Group, Inc.
common stockholders	$19,408,565	$16,657,162
Adjustments to reconcile net income to net
cash provided by operating activities :-
Depreciation	598,276	632,900
Amortization of other intangible assets	118,565	200,227
Amortization of land use rights	313,533	334,206
Deferred taxes	10,943	(52,835)
Gain on disposal of land use rights	(17,814)	-
Recovery of doubtful debts	-	(84,091)
Written off of other receivables	174,524	-
Changes in operating assets and liabilities :-
Trade receivables	(14,423,654)	(9,394,900)
Other receivables, prepayments and deposits	(1,447,184)	199,870
Amounts due to (from) related companies	(1,020,253)	324,261
Inventories	(2,318,179)	3,003,812
Trade payables	4,149,091	192,095
Bills payable	790,772	(180,766)
Other payables and accrued expenses	(35,940)	(442,348)
Retirement benefit costs	(8,959)	680
Income tax payable	(391,796)	344,490

Net cash flows provided by operating activities	5,900,490	11,734,763

Cash flows from investing activities
Payments to acquire and for deposits for
acquisition of property, plant and equipment
and land use rights	(71,328)	(721,910)
Net cash received from the RTO	22,694	-
Cash received from disposal of land use rights	1,391,588	-
Cash received from acquisition of Hefeng Pharmaceutical - Note 4	-	631,818
Advanced to related companies	(1,689,557)	(741,043)

Net cash flows used in investing activities	$(346,603)	$(831,135)

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2009	2008

Cash flows from financing activities
Advance from related companies	$3,094,189	$72,368
Restricted cash	72,183	(250,089)
Repayments to directors	(262,639)	(1,016,329)
Dividend paid to former stockholders of Liuzhou BCT	-	(6,940,000)
Proceeds from bank loans	9,587,885	10,688,723
Repayment of bank loans	(11,310,190)	(11,229,285)
Cash received from private placement	5,306,662	-
Proceeds from other loans	590,945	1,317,891
Repayment of other loans	(661,777)	(2,642,631)
Proceeds from issue of common stock by Liuzhou BCT	-	17,569

Net cash flows provided by (used in) financing activities	6,417,258	(9,981,783)

Effect of foreign currency translation on cash
and cash equivalents	67,829	(176,397)

Net increase in cash and cash equivalents	12,038,974	745,448

Cash and cash equivalents - beginning of year	1,265,184	519,736

Cash and cash equivalents - end of year	$13,304,158	$1,265,184

Supplemental disclosures for cash flow information :-
Cash paid for
- Interest	$1,291,082	$1,227,364
- Income taxes	$6,642,573	$5,365,222
Non-cash investing activity
Acquisition of Hefeng in form of non-cash
contribution - Note 4	$-	$4,982,223

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

See the accompanying notes to consolidated financial statements

 1.           Corporate information

(i)
China BCT Pharmacy Group, Inc. (the “Company”), formerly known as Purden Lake Resource Corp. which changed its name to China Baicaotang Medicine Limited on December 24, 2009 and to China BCT Pharmacy Group, Inc. on March 25, 2010, was incorporated in the State of Delaware on November 30, 2006 as a limited liability company with authorized capital stock consists of 100,000,000 shares of Common Stock, par value $0.001. Prior to the completion of reverse takeover transaction (“RTO”) on December 30, 2009 as mentioned in Note 2 (iv), the Company was a development stage company for acquisition, exploration and development of natural resource properties. Following the completion of RTO on December 30, 2009, the Company commenced to be engaged in distribution, retail and production of drugs in the People’s Republic of China (the “PRC”).

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

(iv)
Guangxi Lizhou Baicaotang Medicine Ltd. (“Liuzhou BCT”) was established on April 3, 1986 in the PRC as a State-Owned Enterprise.  On June 20, 2001, Liuzhou BCT was transformed into a joint stock enterprise through management buyout by certain of its management and employees. On December 29, 2007, Liuzhou BCT was transformed into a limited company.  Liuzhou BCT is engaged in the distribution of drugs in the PRC.  Before the acquisition by Forever Well as stated in Note 2(iii), the registered and paid up capital was RMB10,000,000 which were held as to 23.83% by Hui Tian Tang, 13.44% by Jing Hua Li, 10.81% by Wen De Wei, 6.81% by You Ru Jiang, 6.81% by Chun Lin Liu and 6.81% by Bang Fu Wang, who are also the directors of  Ingenious and Liuzhou BCT. The remaining 31.49% were held by nine stockholders, who are the employees of Liuzhou BCT.

(v)
Guangxi Lizhou Baicaotang Medicine (Retail Chain) Ltd. (“BCT Retail”) is a wholly owned subsidiary of Liuzhou BCT and was established on October 30, 2001 with registered and paid up capital of RMB300,000.  BCT Retail is engaged in the retail of drugs in the PRC.

(vi)
Guangxi Hefeng Pharmaceutical Co Ltd. (“Hefeng Pharmaceutical”) was established on September 18, 2000 with registered and paid up capital of RMB5,000,000.  Hefeng Pharmaceutical is engaged in the production and sale of drugs for healing of hepatitis, cough, parkinson’s disease in the PRC.  On December 31, 2007, Liuzhou BCT entered into an agreement with Jing Hua Li to acquire his entire interest in Hefeng Pharmaceutical at a consideration of RMB36,340,064 (equivalent to $4,982,223) which was satisfied by issuance of 13.44% shares of Liuzhou BCT.  The acquisition was completed on January 2, 2008, which is the date Liuzhou BCT obtained the control over Hefeng Pharmaceutical by appointing directors into the board of directors of Hefeng Pharmaceutical.

2.           Reorganization

To rationalize the group structure, the Company, Ingenious, Forever Well, Liuzhou BCT and BCT Retail reorganized their group structure (the “Reorganization”) as follows :

(i)
Due to certain regulatory restrictions on a wholly owned foreign enterprise or its wholly owned subsidiary to hold over 50% equity interest in any PRC company which operates more than 30 drug stores in the PRC (the “Drug Stores Restrictions”), Liuzhou BCT sold its 51% equity interest in BCT Retail to Liuzhou Baicaotang Property Management Company Ltd. (“Baicaotang Property”), of which the directors of Ingenious are the controlling stockholders of Baicaotang Property, at a consideration of RMB153,000 on April 1, 2008.  Afterwards, Baicaotang Property pledged its 51% equity interest in BCT Retail to Liuzhou BCT to secure a loan, amounting to RMB153,000, granted by Liuzhou BCT to Baicaotang Property up to December 31, 2015 for the acquisition of 51% equity interest in BCT Retail.  According to Repurchase Agreement dated July 31, 2008, Liuzhou BCT was entitled to a preemptive right to repurchase the 51% equity interest in BCT Retail from Baicaotang Property up to the earlier of December 31, 2017 or the removal of the Drug Stores Restrictions.  Before the execution of the preemptive right by Liuzhou BCT, the rights and obligations as a stockholder of the 51% equity interest in BCT Retail are still vested in Liuzhou BCT and the appointment of the board of directors and management is controlled by Liuzhou BCT.

(ii)	On June 30, 2008, the Ingenious acquired entire equity interest in Forever Well at a cash consideration of HK$10,000, which is the issued and fully paid up capital of Forever Well.

(iii)
On March 28, 2008, Forever Well entered into an agreement with the stockholders of Liuzhou BCT to acquire their entire equity interest in Liuzhou BCT at a cash consideration of RMB10,000,000, which is the registered and fully paid up capital of Liuzhou BCT.

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

(v)
On December 23, 2009, Zhang Xiao Yan entered into an Earn-in Agreement with the former stockholders of Liuzhou BCT of which the former stockholders of Liuzhou BCT are given the rights to acquire 22,480,000 common shares (Earn-in Shares) of the Company at $300,000 based on their former respective equity interest in Liuzhou BCT immediate before the acquisition by Forever Well as stated in Note 2 (iii) provided that the Company meets the profit targets, representing audited net income after tax of $26 million for the year of 2010 and $28 million for the year of 2011. The former stockholders are allowed to acquire 50% and 50% of Earn-in Shares upon the profit targets have been met for the years of 2010 and 2011 respectively.

Upon the completion of Reorganization on December 23, 2009, the Company, Forever Well, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical are under common control of Tang Hui Tian, Li Jing Hua, Wei Wen De, Jiang You Ru, Liu Chun Lin and Wang Bang Fu, who are the directors of the Company and Liuzhou BCT.  The acquisition of Ingenious, Forever Well and Liuzhou BCT have been accounted for using combination of entities under common control as stated in Note 3.

3.           Basis of presentation

Except for Hefeng Pharmaceutical, accounting for recapitalization is adopted for the preparation of consolidated financial statements to present the combined results of operations and financial position of the Company, Ingenious, Forever Well, Liuzhou BCT and BCT Retail as if the current group structure, which means that Ingenious, Forever Well, Liuzhou BCT and BCT Retail are wholly owned subsidiaries of the Company, had been in existence at the beginning of the reporting period.  The 13.44% equity interest of Liuzhou BCT transferred for the acquisition of Hefeng Pharmaceutical as stated in Note 1 (vi) was accounted for as 13.44% of issued 32,000,000 common stock of the Company, amounted to $4,301 with $4,977,922 recorded in additional paid in capital during the year ended December 31, 2008.  Purchase accounting was adopted to reflect the post-acquisition results of Hefeng Pharmaceutical, which was acquired by Liuzhou BCT on January 2, 2008, in these consolidated financial statements of the Company.

4.           Acquisition

On December 31, 2007, in order to diversify its business activities, Liuzhou BCT entered into an agreement with Li Jing Hua to acquire his entire interest in Hefeng Pharmaceutical at a consideration of RMB36,340,064 (equivalent to $4,982,223) which was satisfied by issuance of 13.44% shares of Liuzhou BCT.  The acquisition was completed on January 2, 2008.

The following table summarizes the allocation of the purchase price reflecting the amounts assigned to Hefeng Pharmaceutical’s each major class of assets acquired and liabilities assumed at the date of acquisition :

January 2, 2008

Current assets	$3,601,575
Property, plant and equipment, net	4,696,303
Land use right	1,695,927
Goodwill	107,968
Intangible assets	925,044
Deferred tax assets	136,735
Current liabilities	(3,439,329)
Long-term bank loan	(2,742,000)

Net assets acquired	$4,982,223
Satisfied by :-

The fair value of 13.44% equity interest in Liuzhou BCT	$4,982,223

Net cash received from the acquisition of Hefeng Pharmaceutical	$631,818

As of December 31, 2008, the consolidated balance sheet includes a goodwill identified upon the acquisition of 100% equity interest in Hefeng Pharmaceutical amounting to $107,968 which represents the excess of the purchase price representing the fair value of 13.44% equity of the Liuzhou BCT over the attributable share of fair value of acquired identifiable net assets of Hefeng Pharmaceutical of $4.87 million at the time of acquisition on January 2, 2008.

The goodwill arising from the acquisition of Hefeng Pharmaceutical is expected to be non-deductible for income tax purpose.

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

The following unaudited pro forma financial information presents the combined results of operations of the Company with the operations of Hefeng Pharmaceutical as if the acquisition had occurred as of the beginning of fiscal year 2007 :

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

The Company's general credit sales policy is to provide its customers with credit ranging from one month to six months, meaning that within this period it does not consider the receivables overdue and it does not record a bad debt provision. Once a sale has closed it automatically grants its customers credit for between one month to three months; it does not may give additional credit of between three to six months which is called a credit extension period, and which needs a sales managers' approval to grant.  Therefore, for any receivables within the six month period it does not make a provision for bad debt. Any receivable that is over six months, meaning ranging from month six up to one year, it consider overdue, and will make a provision of 40% bad debt for that receivable.

As at December 31, 2009, 77% of the Company's trade receivables were derived from hospitals.  In the PRC, all hospitals are owned or controlled by the PRC government.  The Company believes that it is highly unlikely that a liquidation of one of its hospital customers will occur, and that the recovery of debts from hospitals is highly secured. Therefore, it is the Company's customary practice to grant a longer credit period without the consideration of making a provision on its accounts receivable.

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

Pharmaceutical licences	10 years
Customer contracts, trademarks, know-how and patents	1–3 years

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

Revenue recognition

Revenue from sales of the Company’s products in wholesales and manufacturing segments is recognized upon customer acceptance, which occur at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured.  We do not provide our customers with contractual rights of return for any of our products.  When there is any significant post-delivery performance obligations exits, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of sales agreement with its customer in order to determine whether any significant post-delivery performance obligations exist.  Currently, the sales under wholesales and manufacturing segments do not include any terms which may impose any significant post-delivery performance obligations to the Company.

Revenue from sales of the Company’s products in retail segment is recognized upon customer acceptance, which occur at the time of the product is purchased by the retail customers at our retail stores with no significant post-delivery obligation on our part, and collection is reasonable assured.  The Company does not have a return policy allowing customers to return the products sold.   When there is any significant post-delivery performance obligations exits, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the rules and regulations relating to retail of drugs in the PRC in order to determine whether any significant post-delivery performance obligations exist.  Currently, the rules and regulations relating to retail of drugs in the PRC does not include any provisions which may impose any significant post-delivery performance obligations to the Company.

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

As of December 31, 2009, the discount rate of 7.14% (2008: 6.3%), which represented the Company’s weighted average borrowing rate of Renminbi loans in the PRC, was adopted to calculate the present value of retirement benefits cost.  An analysis of the provision for retirement benefit costs for the years ended December 31, 2009 and 2008 is as follows :

	As of December 31,
	2009	2008

Balance at beginning of year	$269,442	$251,164
Imputed interest	20,349	22,594
Payments during the year	(29,307)	(21,914)
Translation adjustments	(6)	17,598

Balance at end of year	$260,478	$269,442

Shipping and handling costs

Shipping and handling costs of $469,900 and $251,839 for the two years ended December 31, 2009 and 2008 respectively are charged to expenses as incurred and are included in selling expenses.

Vendor allowances

The Company receives allowances from certain of its vendors whose products it purchases for resale.  These allowances are received for a variety of buying activities, including vendor program such as volume purchase allowance.  Consideration received from a vendor is a reduction in the cost of the vendor’s products and is recognized a reduction in the cost of sales and the related inventory.  The Company also receives promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement.

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

Registration payment arrangement

Contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, are separately recognized and measured when they are probable and reasonably estimable.

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

8.           Income taxes

United States

China BCT Pharmacy Group, Inc. is subject to the United States of America Tax law at tax rate of 34%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Ingenious was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Forever Well is subject to the Hong Kong Profits tax at tax rate of 16.5% (2008: 16.5%).  No provision for the Hong Kong Profits tax has been made as the Company had no taxable income in this jurisdiction since its incorporation.

PRC

Corporate income tax (“CIT”) to Liuzhou BCT and BCT Retail, was charged at 33%, of which 30% is for national tax and 3% is for local tax, of the assessable profits before 2008.  The PRC’s legislative body, the National People’s Congress, adopted the unified CIT Law on March 16, 2007.  This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008.  Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises.  However, there is a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities.  Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five-year period beginning on the effective date of the CIT Law.  Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires.  Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law. Accordingly, Liuzhou BCT and BCT Retail was subject to tax rate of 25% starting from fiscal year 2008.

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

The components of the provision (benefit) for income taxes are:

	Year ended December 31,
	2009	2008

Current taxes - PRC	$6,250,855	$5,709,713
Deferred taxes - PRC	10,943	(52,835)

	$6,261,798	$5,656,878

The effective income tax expenses differs from the PRC statutory income tax rate of 25% for the year ended December 31, 2009 and 2008 in the PRC as follows:

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

Deferred tax assets/(liabilities) as of December 31, 2009 and 2008 are composed of the followings:
	As of December 31,
	2009	2008
The PRC
Current deferred tax assets :
Allowance for doubtful debts	$60,164	$60,164

Non current deferred tax assets (liabilities) :
Depreciation of property, plant and equipment	$1,860,796	$1,952,809
Amortization of land use right	(1,380,844)	(1,446,503)
Amortization of intangible assets	183,747	168,343

	$663,699	$674,649

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

11.           Trade receivables, net

	As of December 31,
	2009	2008

Trade receivables	$35,554,436	$21,120,600
Less : allowance for doubtful accounts	(144,397)	(144,397)

Net	$35,410,039	$20,976,203

A summary of the segment trade receivables as at December 31, 2009 and 2008 is as follows:

	As of December 31,
	2009	2008

Wholesale segment	$31,979,147	$18,491,596
Retail segment	295,463	193,858
Manufacturing segment	3,135,429	2,290,749

	$35,410,039	$20,976,203

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows:

	As of December 31,
	2009	2008

Balance at beginning of year	$144,397	$215,225
Recovery of doubtful debts	-	(84,091)
Translation adjustments	-	13,263

Balance at end of year	$144,397	$144,397

No trade receivables (2008: US$1,606,516) were pledged as collateral under certain loan agreements as of December 31, 2009.

12.           Other receivables, prepayments and deposits

	As of December 31,
	2009	2008

Advances to staff	$432,700	$210,322
Prepayments	1,365,600	959,289
Other receivables	728,098	82,916

	$2,526,398	$1,252,527

13.           Inventories

	As of December 31,
	2009	2008

Raw materials	$722,109	$509,394
Work-in-progress	148,954	119,680
Finished goods	7,874,462	5,796,691

	$8,745,525	$6,425,765

14.           Goodwill and other Intangible assets

	As of December 31,
	2009	2008
Goodwill
Acquisition of Hefeng Pharmaceutical - Note 14(a)	$107,968	$107,968
Other intangible assets
Pharmaceutical licences	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, know-how and patents	99,892	99,892
	989,818	989,818
Accumulated amortization	(329,784)	(203,769)

Net	$660,034	$786,049

Notes :

(a)	The amount represents goodwill identified upon acquisition of Hefeng Pharmaceutical as stated in Note 4.

During the years ended December 31, 2009 and 2008 amortization charge was $118,565 and $200,227 respectively.

The estimated aggregate amortization expenses for other intangible assets for the five succeeding years is as follows:

Year
2010	$113,217
2011	79,920
2012	79,920
2013	79,920
2014	79,920

$432,897

15.           Property, plant and equipment, net

	As of December 31,
	2009	2008
Costs :
Buildings	$12,331,575	$12,091,574
Plant and machinery	1,291,734	1,278,098
Furniture, fixtures and equipment	374,615	348,437
Motor vehicles	367,132	334,466
	14,365,056	14,052,575
Accumulated depreciation	(2,544,420)	(1,932,154)
	11,820,636	12,120,421
Construction in progress	351,053	292,853

Net	$12,171,689	$12,413,274

(a)           An analysis of buildings, plant and machinery pledged to banks for banking loans (Note 21(d)(i)) is as follows:

	As of December 31,
	2009	2008
Costs :
Buildings	$7,409,774	$10,782,432
Furniture, fixtures and equipment	-	929,092
	7,409,774	11,711,524
Accumulated depreciation	(1,290,533)	(1,289,333)

Net	$6,119,241	$10,422,191

(b)           During the reporting periods, depreciation is included in:

	Year ended December 31,
	2009	2008

Cost of sales and overheads of inventories	$157,256	$152,816
Selling expenses	1,198	4,701
Administrative expenses	439,822	475,383

	$598,276	$632,900

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

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows:

Year
2010	$312,705
2011	312,705
2012	312,705
2013	312,705
2014	312,705

$1,563,525

17.           Other payables and accrued expenses

	As of December 31,
	2009	2008

Accrued audit fee	$102,000	$160,000
Other accrued expenses	217,256	572,684
Deposits received	995,387	819,908
Accrued interest expenses	16,339	36,264
Accrued staff costs – Note 17(a)	1,046,820	772,067
VAT and other tax payables	471,690	407,034
Temporary receipt	-	146,700
Other payables	345,120	315,920

	$3,194,612	$3,230,577

Notes :

a)
The amount included accrued salaries and wages, staff welfare and accrued social insurance to the PRC municipal and provincial governments which cover pensions, unemployment and medical insurances and staff housing fund.

18.           Dividends

Dividends of $Nil and $6,940,000 declared during the years ended December 31, 2009 and 2008 respectively were made by Liuzhou BCT to its former stockholders in proportion to the percentage of their holdings of paid up capital.

19.           Amounts due to directors

The amounts are unsecured and repayable on demand. Except for the amounts of $836,084 (2008: $744,817) as of December 31, 2009 which were interest bearing at fixed rates ranging from 3.2% to 8.16% (2008: 3.2%) per annum, the remaining balances are interest-free.

20.           Amounts due from/to related companies

The related companies are controlled by certain Company’s directors collectively inclusive of Hui Tian Tang. These amounts are interest-free, unsecured and repayable on demand.

21.           Secured bank loans

	As of December 31,
	2009	2008

Short-term loans - Note 21(a)	$7,070,940	$8,935,497
Current maturities of long-term bank loan	65,129	1,355,508

	$7,136,069	$10,291,005

Long-term bank loans - Note 21(b)	3,697,086	3,556,008
Less: current maturities	(65,129)	(1,355,508)

	$3,631,957	$2,200,500

(a)	The weighted average interest rates for short-term loans as of December 31, 2009 and 2008 were 7.14% and 10.96% per annum respectively.

(b)
Except for loans of $3,726,180 as of December 31, 2009 which were interest bearing at fixed rates ranging from 6.138% to 9.855% per annum, the remaining balances as of December 31, 2009 were interest bearing at variable rates ranging from HIBOR plus 5.841% to HIBOR plus 7.02% per annum respectively.

(c)	As of December 31, 2009, the Company’s banking facilities were composed of the following:

		Amount
Facilities granted	Granted	Utilized	Unused

Secured bank loans	$10,768,026	$10,768,026	$-

(d)	As of December 31,2009, The above bank loans were secured by the following :

(i)	Property, plant and equipment with carrying value of $6,119,241 (Note 15);

(ii)	Land use rights with carrying value of $6,205,140 (Note 16); and

(iii)	Buildings and land use right owned by a related company which is controlled by certain of the Company's directors.

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

As of December 31, 2009, the Company leases its retail shops in PRC under an operating lease arrangement until 2010. Future minimum lease payments to be received under non-cancelable operating lease are as follows:

	As of December 31,
	2009	2008
Within one year	$11,903	$8,950

d.	Registration payment arrangement

On December 30, 2009, the Company completed a private placement of 2,489,370 shares of common stock and warrants to purchase up to 1,244,368 shares of common stock at an exercise price of $3.81 per share.  In connection with the private placement, warrants to purchase up to 248,937 shares of common stock at an exercise price of $3.05 per share were issued to the Co-Placement Agents.

Pursuant to the subscription agreement, the Company was required to file a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended, (i) registering for resale by the investors for 2,489,370 shares of common stock and the warrants to purchase up to 1,244,368 issued to the investors; and (ii) registering for resale for the Co-Placement Agents for the warrants to purchase up to 248,937 shares of common stock (all of the foregoing securities being collectively referred herein as the “Registrable Securities”). The Company agreed to use its best efforts to file the Registration Statement within 30 days from the Second Closing, dated February 1, 2010 (“Registration Filing Date”) and to have the Registration Statement declared effective prior to the 150th day following the Second Closing, provided, however, that in the event of a “full review” by the SEC, the Company shall be afforded an additional 30 days and shall have the Registration Statement declared effective prior to the 180th day following the Second Closing (the “Registration Effective Date”).

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 1% of the aggregated amount invested by such investors in the private placement for the first 30 days and 1% of the aggregated amount vested by such investors in the private placement for every 30-day period thereafter until the registration statement has been filed and/or declared effective, or such proportionate percentage for any period less than 30 days.  In accordance with ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability will recorded.  As of December 31, 2009 and up to the date of approval of these financial statements, it is not considered probable that the Company will be required to make any payments under the registration rights arrangement and therefore no provision for such contingent liability has been made.

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

(b)
On December 30, 2009, the Company completed a private placement of 2,489,370 shares of common stock and warrants to purchase up to 1,244,368 shares of common stock at an exercise price of $3.81 per share for a gross proceed of $6,322,952 with related issuance expenses of $1,016,290. In connection with the private placement, warrants to purchase up to 248,937 shares of common stock at an exercise price of $3.05 per share were issued to Co-Placement Agent.

(c)	On December 30, 2009, 2,900,000 shares of the Company’s common stock, which were held by a Company’s shareholder, Lisa Lopomo, were cancelled.

(d)	The Company’s issued and outstanding 2,600,000 shares of common stock prior to the RTO were accounted for as $22,694, the net book value at the time of RTO.

25.           Statutory surplus reserves

Under PRC regulations, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

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
Unallocated amounts relating to operations
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

28.           Related party transactions

Apart from the transactions as disclosed elsewhere in these consolidated financial statements, the Company has entered into following transactions with its related parties:

(i)	Sales to related companies of which certain Company’s directors have controlling interests.

	Year ended December 31,
Name of related companies	2009	2008
Liucheng Medicine Company	$311,759	$438,371
Guangxi Tianhu Medicine Limited	$271,890	$821,449
Wuxuan Baicaotang Medicine Limited	$208,475	$487,781
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	$1,273,381	$1,262,429

(ii)	During the year of 2008, Liuzhou BCT declared dividends of $6,940,000 to the former stockholders of Liuzhou BCT.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 9, 2011.

CHINA BCT PHARMACY GROUP, INC.

/s/ Hui Tian Tang
By: Hui Tian Tang
Chief Executive Officer and Director (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Amended Report was signed by the following persons in the capacities and on the dates indicated.

Name and Title	Date

/ s/ Hui Tian Tang	March 9, 2011
Hui Tian Tang Chief Executive Officer and Director (principal executive officer)

/s/ Xiaoyan Zhang	March 9, 2011
Xiaoyan Zhang Chief Financial Officer and Director (principal financial officer and accounting officer)

EXHIBIT INDEX

2.1	Share Exchange Agreement Dated December 23, 2009 (1)

3.1	Certificate of Incorporation. (2)

3.1	Certificate of Amendment of Certificate of Incorporation. (1)

3.2	By-laws. (2)

4.1	Form of Warrant. (1)

4.2	Form of Co-placement Agent Warrant.(3)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (1)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (1)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (1)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Bcaicaotang Baicaotang Property Development Limited and Rurol Credence Cooperation of Guangxi. (1)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Bcaicaotang Baicaotang Property Development Limited and Agricultural Bank of China. (1)

10.12	Form of Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co. Limited. (1)

10.13	Form of Retail Chain Leasing Contract. (1)

10.14	Loan Agreement dated February 8, 2007 by and between Hui Tian Tang and Industrial and Commercial Bank of China Guangxi Branch (3)

10.15	Confirmation Agreement dated December 31, 2008 by and among Hui Tian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (3)

10.16	Loan Agreement dated February 12, 2007 by and between Jiang You Ru and Industrial and Commercial Bank of China Guangxi Branch (3)

10.17	Confirmation Agreement dated December 31, 2008 by and among Jiang You Ru, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (3)

10.18	Form of Lock-Up Agreement. (3)

10.19	Employment Agreement dated January 3rd, 2009 by and between Guangxi Liuzhou Baicaotang Pharmaceutical Co., Ltd. and Hui Tian Tang. (1)

10.20	Earn-in Agreement dated December 30, 2009.(3)

10.21	Shares Pledge Agreement dated May 3, 2008. (3)

10.22	Shares Pledge Agreement dated March 31, 2009. (3)

10.23	Termination Agreement dated March 2, 2010. (3)

14	Code of Ethics and Business Conduct. (1)

21	List of Subsidiaries. (3)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.
(2)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.
(3)	Incorporated by reference to the Company’s Registration Statement on form S-1 filed on March 3, 2010.

* Filed herewith.