Form 10-Q/A
period 2010-03-31
China BCT Pharmacy Group, Inc.
filed 2011-03-09
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for   the past 90 days:   Yes☒      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller  reporting company)☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐    No☒

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

Explanatory Note

China BCT Pharmacy Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2010 (the “Original Form 10-Q”), to amend our Original Form 10-Q in response to comments received from the SEC to conform the disclosures contained in our Quarterly Report to the disclosures contained in the Company’s Registration Statement on Form S-1, as amended. In addition, we are concurrently filing our Form S-1/A, our Form 10-K/A for the year ended December 31, 2009, our Form 10-Q/A for the period ended June 30, 2010 and Form 10-Q/A for the period ended September 30, 2010.

Item 6 of Part II of this report has been revised to contain the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. Other than the revision of the disclosures as discussed above, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. The following items have been amended:

Part I, Item 1 - Financial Statements;
Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4T - Controls and Procedures;
Part II, Item 6 - Exhibits

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

See the accompanying notes to condensed consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Condensed Consolidated Balance Sheets (Cont’d)
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$20,744,178	$19,159,212
Bills payable	1,743,428	2,239,604
Other payables and accrued expenses	3,786,462	3,194,612
Amounts due to directors - Note 11	848,208	1,008,111
Amounts due to related companies - Note 12	922,913	128,579
Income tax payable	682,251	562,603
Secured bank loans - Note 13	6,626,811	7,136,069
Other loans - Note 14	1,500,569	2,361,258
Retirement benefit costs	59,158	59,158

Total current liabilities	36,913,978	35,849,206

Secured long-term bank loans - Note 13	3,631,957	3,631,957
Warrant liabilities - Note 15	2,144,202	-
Retirement benefit costs	201,320	201,320

TOTAL LIABILITIES	42,891,457	39,682,483

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS’ EQUITY
Common stock : par value $0.001 per share
Authorized 100,000,000 shares and 38,119,340 and 37,089,370 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively- Note 17	38,119	37,089
Additional paid-in capital	15,379,588	14,920,899
Statutory and other reserves	2,605,901	2,605,901
Accumulated other comprehensive income	2,134,808	2,110,270
Retained earnings	37,948,315	33,704,150

TOTAL STOCKHOLDERS’ EQUITY	58,106,731	53,378,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,998,188	$93,060,792

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 2010 and December 31, 2009, the cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars were placed with banks in the PRC and Hong Kong. For those denominated in RMB, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

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

Based on the above assessment, during the reporting periods, management establishes the general provisioning policy for all segments to make allowance equivalent to 40% of the gross amount of trade receivables due between six months and twelve months and 100% of the gross amount of accounts receivable due over twelve months.  Additional specific provisions are made against trade receivables whenever they are considered to be doubtful.

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

No provision for excess or obsolete inventory was made at March 31, 2010 or December 31, 2009.

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

7.	Inventories

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

Raw materials	$848,853	$722,109
Work-in-progress	156,181	148,954
Finished goods	9,756,013	7,874,462

	$10,761,047	$8,745,525

8.	Goodwill and other Intangible assets

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)

Goodwill
Acquisition of Hefeng Pharmaceutical	$107,968	$107,968

Other intangible assets

Pharmaceutical licences	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, know-how and patents	99,892	99,892

	989,818	989,818
Accumulated amortization	(364,298)	(329,784)

Net	$625,520	$660,034

During the three months ended March 31, 2010 and 2009, amortization amounted to $34,514 and $29,024, respectively.

9.	Property, plant and equipment, net

Property, plant and equipment are stated at cost, as follows:

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Costs :-
Buildings	$12,331,575	$12,331,575
Plant and machinery	1,292,775	1,291,734
Furniture, fixtures and equipment	411,950	374,615
Motor vehicles	367,132	367,132

	14,403,432	14,365,056
Accumulated depreciation	(2,725,901)	(2,544,420)

	11,677,531	11,820,636
Construction in progress	351,053	351,053

Net	$12,028,584	$12,171,689

(a)	An analysis of buildings, plant and machinery pledged to banks for banking loans (Note 13(d)(i)) is as follows :-

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Costs :-
Buildings	$7,409,774	$7,409,774
Accumulated depreciation	(1,336,845)	(1,290,533)

Net	$6,072,929	$6,119,241

(b)	Construction in progress

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

The related companies are controlled by certain of the Company’s directors including Mr. Tang Hui Tian. These amounts are interest-free, unsecured and payable on demand.

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

(c)	As of March 31, 2010, the Company’s banking facilities were composed of the following:-

		Amount
Facilities granted	Granted	Utilized	Unused

Secured bank loans	$10,258,768	$10,258,768	$-

(d)	As of March 31, 2010, The above bank loans were secured by the following :-

(i)	Property, plant and equipment with carrying value of $6,072,929 (Note 9);

(ii)	Land use rights with carrying value of $6,168,310 (Note 10);

(iii)	Buildings and land use rights owned by a related company which is controlled by certain of the Company's directors.

(e)	Long-term borrowings are repayable as follows : -

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Within one year	$66,386	$65,129
After one year but within two years	1,758,710	1,757,354
After two years but within three years	1,691,054	1,689,590
After three years but within four years	83,501	81,920
After four years but within five years	86,957	88,429
After five years	-	14,664

	$3,686,608	$3,697,086

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

14.	Other loans

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Interest bearing
- staff - Note 14(a)	$273,497	$377,067
- third parties - Note 14(a)	1,227,072	1,544,091

	1,500,569	1,921,158
Non interest bearing
- third parties	-	440,100

	$1,500,569	$2,361,258

(a)	Interest bearing at a fixed rate of 4% per annum.

(b)	All the other loans are unsecured and repayable on demand.

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

As of March 31, 2010, the fair value of warrant liabilities was $2,144,202 and corresponding loss on change in fair value of warrant liabilities of $288,783 was recognized in the Company’s statement of operations for the three months ended March 31, 2010.

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

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Pharmaceutical distribution, retail pharmacy and manufacturing segments and operating results of the Company and, as such, the Company has determined that the Company has three operating segments as defined by FASB ASC 280, “Segments Reporting” (previously SFAS 131)”: Pharmaceutical distribution, retail pharmacy and manufacturing pharmacy.

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

Pharmaceutical distribution segment:

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs, and medical instruments from manufacturers and suppliers through distribution to its customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for the other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.  For the 3 months ended March 31, 2010, our pharmaceutical distribution segment accounted for approximately 68.2% of our total revenue after elimination of inter-segment sales.

Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 1.02%, 0.10%, 0.70%, 36.47% and 54.00% of our pharmaceutical distribution segment’s total revenue in three months ended March 31, 2010, respectively.  The terms of our distribution agreements vary between suppliers and vary in terms of payment period, arrangement of delivery, pricing and quality requirements.  The general payment period terms vary from advance deposit, to cash on delivery, and to payment up to 90 days from the date of delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check.

Retail pharmacy segment:

BCT Retail operates a large regional pharmacy retail network in Guangxi province, consisting as of March 31, 2009 of 96 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.” Our retail stores provide high-quality convenient and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical products and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance scheme. There is no difference in the sales price of our products in our medi-care qualified stores between cash and medi-card payment.  No co-payment is collected with respect to payments by medi-card. For the three months ended March 31, 2010, our retail pharmacy segment accounted for approximately 26.1% of our total revenue after elimination of the inter-segment sales.

The following table sets forth the accounts receivables from the National Program for our retail pharmacy segment as of March 31,  2010:

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

Manufacturing segment:

On December 31, 2007, in order to diversify its business activities, Liuzhou BCT entered into an agreement with Li Jing Hua to acquire 100% of Hefeng Pharmaceutical at a consideration of RMB36,340,064 (equivalent to $4,982,223) which was satisfied by issuance of 13.44% of the registered capital of Liuzhou BCT.  The acquisition was completed on January 2, 2008.  Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.  For the three months ended March 31, 2010, our manufacturing segment accounted for approximately 5.6% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

Distribution segment

We pursue a stable and organic growth strategy for our distribution business segment. One component of this strategy is to participate in the centralized tendering process conducted under the New Rural Cooperative Health Insurance Plan.  This Program provides for centralized tenders for supplying drugs to hospitals and medical centers in counties, but outside cities which are tendered separately. In this tender, we won distribution rights in six counties and townships, which entitled us to distribute drugs to all the rural hospitals and medical centers in each county. We began supplying these institutions in August, 2009. The distribution rights granted in each tender extend until the next tender.  The upcoming 2010 tender is the second tender in this program. We will continue to bid aggressively in these tenders for rural hospitals and medical centers.

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

We intend to expend a total of RMB 174 million, or approximately $25.5 million for the opening of 360 additional chain stores in 2010 and 2011 including an extra 160 stores in 2010 strategically located across rural areas in Guangxi province to build up an extensive rural retail network in order to enjoy explosive demands created by implement of the policy of New Rural Corporative Health Insurance Plan. In March 2010, we successfully acquired 30 stores in Luzhou area, and we believe this is a good start to achieve our ambitious expansion strategy set for 2010.  In order to satisfy and fully implement our growth strategy, we will need to raise money, through equity or debt financing, either in a private placement or a public offering.  However, there are no assurances that such financing will be available or available on terms acceptable to us.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

RESULTS OF OPERATIONS

The following table sets forth the key components of our results of operations for the periods indicated .

	Three months ended March 31
	2010		2009
	‘000	% of total sales	‘000	% of total sales
Sales revenue	$34,029		$32,342
Cost of sales	25,167	74.0	23,494	72.7
Gross profit	8,862	26.0	8,848	27.3
Operating expenses
Administrative expenses	1,642	4.8	996	3.1
Selling expenses	1,027	3.0	858	2.7
	2,669	7.8	1,854	5.7
Income from operations	6,193	18.2	6,994	21.6
Interest income	51	0.1	-	-
Other income	98	0.3	-	-
Change in fair value of warrants-liabilities	(289)	0.8	-	-
Other expenses	(39)	0.1	(3)
Finance costs	(264)	0.8	(296)	0.9
Income before income taxes	5,750	16.9	6,695	20.7
Income taxes	(1,506)	4.4	(1,688)	5.2
Net income	$4,244	12.5	$5,007	15.5
Other comprehensive income
Foreign currency translation adjustments	25	-	(37)	-
Total comprehensive income	$4,269	12.6	$4,970	15.4

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

	March 31
	2010		2009
External Segment revenue	‘000%		‘000%
Pharmaceutical distribution	$23,219	68.2	$23,466	72.6
Retail pharmacy	8,902	26.1	6,887	21.3
Manufacturing pharmacy	1,907	5.7	1,989	6.1
	$34,028	100.0	$32,342	100.0
Inter-segment revenue	$6,649	N/A	$5,616	N/A

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

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	2010		2009
	Three months ended March 31,
	‘000	% of Sales	‘000	% of Sales
Hospitals	$18,407	79.3	$14,750	62.9
Other drug stores	151	0.6	60	0.3
Clinics and health care centre	977	4.2	1,261	5.4
Distributors and others	3,684	15.9	7,395	31.4
Total	$23,219	100.0	$23,466	100.0

Revenue from our pharmaceutical distribution segment decreased slightly by 1.3% from $23.5 million for the three months ended March 31, 2009 to $23.2 million for the three months ended March 31, 2010. The slightly decrease in sales revenue from our pharmaceutical distribution segment was attributed primarily to the decrease of $3.7 million in sales to distributors as a result of more of our resources being allocated for the development of hospital customers. In addition, the 2011 centralized tendering season started in the first quarter of 2010.  In order to be competitive in the bidding process, we shortened our trade payable period, gave better credit terms to our hospital clients and increased the number of products available through our distribution network.  As a result there was an increased demand for cash from our operating activities during the first quarter of 2010.  In order to maintain our cash from operating activities, we postponed the payment of VAT tax by deferring some of our sales in the amount of $1.5 million to the second quarter of 2010.  We delayed such sales by holding the goods without dispatching them from our warehouse pending the beginning of next month.  Other than this instance, we have not undertaken any other deferral of sales in the past.

Retail pharmacy segment.

Revenue from our retail pharmacy segment increased by 29.0% from $6.9 million for the three months ended March 31, 2009 to $8.9 million for the three months ended March 31, 2010. The increase in revenue resulted from the increase in sales volume by $1.9 million and the general increase in our prices by approximately $0.03 million. The slight increase in our retail prices was the result of the adjustment of our selling prices in accordance with the increased cost of merchandise. The increase in sales volume was partly contributed by the sales derived through medi-care insurance cards as a result of an increase in the portion of pharmacy products entitled to be reimbursed by the PRC government, as well as an increase in the number of people covered by insurance. Further, in the first quarter of 2010 we held increased marketing campaigns with our vendors to boost sales. In addition, revenues derived from six stores which opened in the second half of 2009 also contributed to the growth of the sales.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new opened during each period.

	2010	2009
	Three months ended March 31,
	‘000	‘000
Existing stores	$8,332	$6,887
New stores	570	0
Total	$8,902	$6,887

No of stores	66	61

Manufacturing segment

Revenue from our manufacturing segment decreased by 5% from $2.0 million for the three months ended March 31, 2009 to $1.9 million for the three months ended March 31, 2010. The reduction was mainly due to the shift of partial sales through our Pharmaceutical distribution network.  For the three months ended March 31, 2010, $0.2 million of inter-segment sales was derived from our manufacturing segment selling to our distribution segment., which did not occur during the same period of 2009.

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

Retail pharmacy segment

The respective gross margin for our retail pharmacy segment was approximately 31.5% and 34.2% for the three months ended March 31, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  The decrease in gross profit margin was primarily attributed to the reduction in prices in connection with our marketing sales campaign during the three months ended March 31, 2010.

Manufacturing segment

The respective gross profit margin for our manufacturing segment was approximately 64.1% and 61.0% for the three months ended March 31, 2010 and 2009, respectively.  The change was not related to the change in the cost of overhead.  We believe this increase was due to management focus on optimizing our product portfolio to higher margin products

Selling, Research and Development and Administrative Expenses - Combined

 Selling, research and development and administrative expenses totaled $2.7 million for the three months ended March 31, 2010, as compared to $1.9 million for the three months ended March 31, 2009, representing an increase of $0.8 million or approximately 42.1%. The increase was attributed to the increase of administrative expenses and selling expenses by $0.6 million and $0.2 million respectively.

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

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 27.1% from $0.48 million for the three months ended March 31, 2009 to $0.61 million for the three months ended March 31, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, and payment for staff welfare in connection with our marketing activities by $0.2 million

Retail pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment increased by 8.3% from $0.36 million for the three months ended March 31, 2009 to $0.39 million for the three months ended March 31, 2010. The increase was primarily due to the increase in our salaries of retail staff by $0.08 million in connection with our increased sales and offset by the reduction in repairs of our stores which took place for the period ended March 31, 2009.

Manufacturing segment

The selling expenses of our retail pharmaceutical distribution segment was relatively stable and the respective amount of expenses was $0.02 million both  for the period ended March 31, 2009 and 2010.

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

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment increased by 28.9% from $0.76 million for the three months ended March 31, 2009 to $0.98 million for the three months ended March 31, 2010. The increase was primarily due to the increase in staff cost inclusive of wages and salaries and staff benefit by $0.16 million. In addition, there is general increase in consultancy fee, office expenses, depreciation

Retail pharmacy segment

The administrative expenses of our retail pharmaceutical distribution segment increased by 237.5.% from $0.08 million for the three months ended March 31, 2009 to $0.27 million for the three months ended March 31, 2010. The increase was primarily attributable to the increase of our staff welfare to staff by $0.16 million. In addition, the increase was contributed by the increase of rental charges by $0.03 million upon the opening of new stores and the renewal of lease agreements.

Manufacturing segment

The administrative expenses of our manufacturing segment increased by 17.0.% from $0.16 million for the three months ended March 31, 2009 to $0.17 million for the three months ended March 31, 2010. The increase was primarily attributable to the increase of depreciation upon the increase of acquisition of the plant and equipment by $0.2 million and offset by the reduction in office expenses.

Research and development

We only incur the expenditures on research and development for our manufacturing segment. In prior years, most expenditure was spent in connection with the initial phase of research and the feasibility of development, however, we did not have any expenditures for research and development during the three months ended March 31, 2010 or the three months ended March 31, 2009.

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

Manufacturing segment

Our income before income tax from manufacturing segment operations remained the same in the amount of $1.0 million for the three months ended March 31, 2010 and 2009 respectively. The profit margin was increased to 52.9% from 49.8%

Net Income.

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

Earning per share

For the three months ended March 31, 2010, our earnings per share were $0.11, representing a decrease of 31.3%, compared the same period in 2009.

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

Restricted cash and cash equivalents.

Our restricted cash consists of collateral we provide for bills payable.  As of March 31, 2010 and December 31, 2009, our restricted cash was approximately $0.8 million and $1.2 million, respectively.  As of March 31, 2010 and December 31, 2009 we had cash of $13.0 million and $13.3 million, respectively, exclusive of restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	2010	2009
	For the three months Ended March 31,
	‘000	‘000
Net cash provided by/(used in) operating activities	$3,909	$(4,059)
Net cash (used in)/provided by investing activities	(1,774)	3,658
Net cash (used in)/provided by financing activities	(2,430)	3,350
Foreign currency translation	24	(3)
Net increase (decrease) in cash and equivalents	(271)	2,946
Cash and cash equivalents, beginning of period	13,304	1,265
Cash and cash equivalents, end of period	13,033	4,211

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

Cash from operating activities is primarily affected by our pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments. Because our manufacturing segment accounted for only 5.6% of our revenues in 2010, it does not have a significant impact on cash from operating activities.

Cash provided by operating activities was $3.9 million for the three months ended March 31, 2010 compared to negative $4.0 million used in operating activities for fiscal 2009, representing an increase of $7.9 million. Operating cash flows for 2010 reflects primarily net cash receipts derived from business operations. For the three months ended March 31, 2009 the cash used in operating activities was mainly attributed to the slowdown of accounts receivable payment, which increased to 94 days for the three months ended March 31, 2010 as compared to 70 days for the three months ended March 31, 2009.  The increase in turnover days was attributable to an increase in the portion of our sales to hospital under our pharmaceutical distribution operation segment when the business to hospital started to grow rapidly. For the three months ended March 31, 2010, the growth became stable and the extent of affect is lesser and resulted in an substantial increase in cash provided by operating activities.

For our  pharmacy distribution segment, accounts receivable turnover days for the three months ended March 31, 2010 were 124 as compared to 84 in 2009.  The increase was due to the increase in the portion of our sales to hospitals from 62.9% for the three months ended March 31, 2010 to 79.3% for the three months ended March 31, 2009 Hospitals have comparatively longer payment cycles. Many hospitals have undertaken construction and expansion work which  has resulted in the slow down of their payments.  However, in the PRC, all hospitals are owned or controlled by the PRC government.  We believe that it is highly unlikely that a liquidation of one of our hospital customers will occur, and that the recovery of accounts receivable from hospitals is highly secure.  Therefore, it is our customary practice to grant a longer credit period.  There have been no instances of write-offs of any receivables owed by a hospital.

For our retail segment, accounts receivable turnover days for the three months ended March 31, 2010 were 3 days as compared to 6 days in 2009.  We generally receive cash from the customer at our retail store except for our medi-care qualified stores.  The accounts receivable comprised only the medi-card reimbursement under the national program.  The increase in sales was mainly derived by the increase in the number of stores opened since the three months ended March 31, 2009, although not all the newly opened stores were medi-care qualified stores.  Thus, the increase in the number of medi-care qualified stores is not in line with the increase in the number of stores.  This resulted in the reduction in accounts receivable turnover days between the periods.

For our manufacturing segment, the accounts receivable turnover days for the three months ended March 31, 2010 were 155 as compared to 118 in 2009.  The increase was due to the extension of credit to our customers based on the payment history of the customers.

Investing Activities

Our cash flow from investing activities primarily consists of purchases of property, plant and equipment and disposal of leasehold land. Cash used in investing activities was $1.8 million for the three months of 2010, compared to $3.7 million of cash provided by investing activities for the same period in 2009, representing an increase of $2.2 million. The increase in cash used was primarily due to the deposit paid for the acquisition of the chain stores and was partly offset by the proceeds from the disposal of land. Further, the reduction in repayment from related companies also contributed to the increase in cash used in investing activities.

Financing Activities

Our cash from financing activities is derived primarily from the proceeds and from repayment of bank borrowings and dividends paid to former shareholders of the company. Cash used in financing activities was $2.4 million for the three months ending March 31, 2010, compared to $3.4 million provided by financing activities for the same period in 2009 represent an increase of cash used in financing activities by $1.0 million. The substantial increase was primarily due to the increase in net repayment of loans to bank, related and other parties. The increase was offset partially by the proceeds of a private placement of common stock and warrants amounting to $2.3 million in February 2010.

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

The following table sets forth account s receivable from our pharmaceutical distribution operations by category of customers:

	As of March 31,	As of December 31,
	2010	2009	2008
	'000	‘000	‘000
Hospitals	24,763	27,445	11,171
Other drug stores	31	15	29
Clinics and health care centre	481	189	148
Distributors and others	6,445	4,474	7,287
Total	$31,720	$32,123	$18,

We intend to expend a total of RMB 174 million, or approximately $25.5 million for the opening of 360 additional chain stores (including the stores already acquired this year) in 2010 and 2011.  In order to satisfy and fully implement our growth strategies, we will need to raise capital, through equity or debt financing, either in a private placement or a public offering.  However, there are no assurances that such financing will be available or available on terms acceptable to us.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategies.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of March 31, 2010 were $6.6 million while long term bank borrowings outstanding as of March 31, 2010 were $3.7 million. The loans are from various financial institutions and represent the maximum amount of each facility. The loans bore an average interest rate of 7.11% and 7.14% per annum, for these two periods respectively, and it was adjusted from quarterly to annually in accordance with the loan rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans were secured by the land use right, property plant and equipment of the Company and the properties from related-parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have three to seven years terms. Part of the borrowings will be expired in various time in one year’s time and part of the borrowings was repayable by monthly installments within the five years time before the expired period.

These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and the properties from related-parties.

In addition to bank borrowings mentioned above, we have trade credit facilities in the amount of $0.8 million as at March 31, 2010 and $0.7 million was utilized as at March 31, 2010.  The facilities are secured by land use rights, property and equipment of the Company.

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 805, “Goodwill and Intangible Assets” (“ASC 805”). We perform an impairment analysis on an annual basis and, in addition, if we notice any indication of impairment, we conduct that test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We conducted an impairment test as of March 31, 2010 and no impairment loss was identified.

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

Allowances for doubtful accounts

We establish a general provisioning policy to make the allowance equivalent to 40% of gross amount of accounts receivable due from six months to one year and 100% of gross amount of accounts receivable due over one year.  Additional specific provisions are made against accounts receivable whenever they are considered to be uncollectible. We make judgments over the customer’s ability to pay their outstanding invoices on a timely basis and whether their financial position might deteriorate significantly in the future affecting their capability for repayments.

Allowances for inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by its customers, sales contracts and orders in hand.  As of March 31, 2010, 1.83% of our inventory will expire within 7 to 9 months time, 8.53% will expire within 10 to 12 months time, 89.10% of inventory will expire in over 1 year. We would estimate the extent of provision made should the inventory fall within 6 months before the expiration upon assessing the capability of selling campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that  the drugs is still marketable and would estimate the provision upon the future demand and the current inventory level.

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

 The Group base its estimates on historical results, taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

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

During the period ended March 31, 2010, $166,463 worth of goods were returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discount or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except that the goods are damaged during the delivery process. As the return of goods are not allowed, we only assess and estimate the return solely arising from the damage during the delivery process and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and the introduction of new products as the factors are not relevant to us for the estimate of return.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures as of March 31, 2010 covered by this report (and the financial statements contained in the report), our chief executive officer and chief financial officer have determined that our current disclosure controls and procedures were not effective.  On December 30, 2009, as a result of the completion of a share exchange agreement between the Company and the shareholder of Ingenious, we acquired operating subsidiaries in the PRC.  Because these operating subsidiaries did not have financial controls and procedures appropriate for subsidiaries of a public company, the Company has began the process of incorporating the operations acquired into its financial systems and upgrading its financial controls and procedures.  The Company has recently engaged Ernst & Young (China) Advisory Limited to work with us to identify the key internal control problems and provide recommendations over the control procedures.  We also rely extensively on external consultants including our attorneys, to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements, and a valuation specialist with respect to valuation issues.

PART II—OTHER INFORMATION

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

China BCT Pharmacy Group, Inc.

Dated: March 9, 2011	By:	/s/ Hui Tian Tang
Hui Tian Tang
Chief Executive Officer and Chairman
(principal executive officer)

Dated: March 9, 2011	By:	/s/ Xiaoyan Zhang
Xiaoyan Zhang
Chief Financial Officer
(principal financial and accounting officer)