Form 10-Q/A
period 2010-06-30
China BCT Pharmacy Group, Inc.
filed 2011-03-09
CIK 1399356

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

Explanatory Note

China BCT Pharmacy Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2010 (the “Original Form 10-Q”), to amend our Original Form 10-Q in response to comments received from the SEC to conform the disclosures contained in our Quarterly Report to the disclosures contained in the Company’s Registration Statement on Form S-1, as amended. In addition, we are concurrently filing our Form S-1/A, our Form 10-K/A for the year ended December 31, 2009, our Form 10-Q/A for the period ended March 31, 2010 and our Form 10-Q/A for the period ended September 30, 2010.

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
Part II, Item 6 - Exhibits.

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

7.           Inventories

	June 30, 2010	December 31, 2009

Raw materials	$910,994	$722,109
Work-in-progress	158,718	148,954
Finished goods	12,633,389	7,874,462
	$13,703,101	$8,745,525

8.           Goodwill and other Intangible assets

	June 30, 2010	December 31, 2009
Goodwill
Acquisition of Hefeng Pharmaceutical	$107,968	$107,968
Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, know-how and patents	99,892	99,892
	989,818	989,818
Accumulated amortization	(362,352)	(329,784)
Net	$627,466	$660,034

During the six months ended June 30, 2010 and 2009, amortization amounted to $32,568 and $58,871, respectively.

9.	Property, plant and equipment, net

Property, plant and equipment are stated at cost, as follows:

	June 30, 2010	December 31, 2009

Buildings	$12,331,575	$12,331,575
Plant and machinery	1,297,625	1,291,734
Furniture, fixtures and equipment	2,866,909	374,615
Motor vehicles	377,190	367,132
	16,873,299	14,365,056
Accumulated depreciation	(2,930,690)	(2,544,420)
	13,942,609	11,820,636
Construction in progress	351,053	351,053

	$14,293,662	$12,171,689

(a)   An analysis of buildings, plant and machinery pledged to banks for banking loans (note 13(d)(i)) is as follows :

	June 30, 2010	December 31, 2009

Buildings	$7,639,401	$7,409,774
Accumulated depreciation	(1,403,736)	(1,290,533)

	$6,235,665	$6,119,241

10.           Land use rights

	June 30, 2010	December 31, 2009

Land use rights	$15,362,549	$16,039,294
Accumulated amortization	(2,191,515)	(2,059,541)

	$13,171,034	$13,979,753

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

17.           Common stock and additional paid-in capital

	Number of shares	Amount	Additional paid-in capital

Balance, January 1, 2010	37,089,370	$37,089	$14,920,899
Share-based compensation expense - note 18	-	-	25,717
Reclassification - note 15	-	-	(1,294,142)
Private placement - note 17(a)	1,029,970	1,030	1,752,831
Balance, June 30, 2010	38,119,340	$38,119	$15,405,305

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

On June 27, 2010, we granted options under the Plan to two executive employees. The options vest and become exercisable, for a 10-year period from the grant date, with respect to all of the shares only if our after-tax net income for fiscal 2010 equals at least U.S. $26,000,000 (excluding any non-cash expenses) (the “2010 Income Target”), determined on the basis of our audited financial statements for our 2010 fiscal year, as confirmed by our independent auditor in their report on said financial statements (the “Audit Report”).  If the 2010 Income Target is met, the options shall vest and become exercisable on the date on which the Audit Report is dated, and if the options do not become exercisable due to the failure to meet the 2010 Income Target, the option shall terminate on the date on which the Audit Report is dated.

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

22.           Subsequent events

The Company has evaluated subsequent events through June 30, 2010 and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 0.97%, 0.08%, 0.70%, 34.05% and 57.00% of our pharmaceutical distribution segment’s total revenue in three months ended June 30, 2010, respectively.  The terms of our distribution agreements vary between suppliers and vary in terms of payment period, arrangement of delivery, pricing and quality requirements.  The general payment period terms vary from advance deposit, to cash on delivery, and to payment up to 90 days from the date of delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check. Our top 10 suppliers in our pharmaceutical distribution segment accounted for 16% of our purchases in 2010.

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

The following table sets forth the accounts receivable from the National Program for our retail pharmacy segment as of June 31, 2010 and December 31, 2009:

	As of June 31,	As of December 31,
	2010	2009
Payor
National Program	$290	$295

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

Manufacturing segment:

On December 31, 2007, in order to diversify its business activities, Liuzhou BCT entered into an agreement with Li Jing Hua to acquire 100% of Hefeng Pharmaceutical at a consideration of RMB36,340,064 (equivalent to $4,982,223) which was satisfied by issuance of 13.44% of the registered capital of Liuzhou BCT.  The acquisition was completed on January 2, 2008.  Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.   For the three and six months ended June 30, 2010, our manufacturing segment accounted for approximately 5.5% and 5.4%  of our total revenue after elimination of the inter-segment sales.

Growth Strategy

Distribution segment

We pursue a stable and organic growth strategy for our distribution business segment. One component of this strategy is to participate in the centralized tendering process conducted under the New Rural Cooperative Health Insurance Plan. This Program provides for centralized tenders for supplying drugs to hospitals and medical centers in counties, but outside cities which are tendered separately.  In this tender, we won distribution rights in six counties and townships, which entitled us to distribute drugs to all the rural hospitals and medical centers in each county and township. We began supplying these institutions in August, 2009.  The distribution rights granted in each tender extend until the next tender. The upcoming 2010 tender is the second tender in this program. We will continue to bid aggressively in these tenders for rural hospitals and medical centers.

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

In March of this year we closed an asset transfer agreement to acquire 30 existing retail stores under the New Rural Co-operative Health Issuance Plan for approximately $2.4 million.  In April of this year we closed an asset transfer agreement to acquire 18 retail pharmacy stores in Hezhou City, Guangxi Province for approximately $1.3 million in cash and in May of this year we entered into and closed an asset acquisition agreement to acquire 11 retail pharmacy stores  in Laibin City, Guangxi Province for approximately $0.6 million in cash.

We intend to expend a total of RMB 174 million, or approximately $25.5 million for the opening of 360 additional chain stores (including the new stores already acquired this year) in 2010 and 2011.  In order to satisfy and fully implement our growth strategy, we will need to raise money, through equity or debt financing, either in a private placement or a public offering.  However, there are no assurances that such financing will be available or available on terms acceptable to us.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

We currently have received no revenue from this drug. Sales are scheduled to begin October 1, 2010. We anticipate these sales will contribute about $.45 million in the fourth quarter of 2010 and the $1.8 million level by the third quarter of 2011.

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

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended June 30, 2010 and June 30, 2009.  For the 3 months ended June 30, 2010, we had approximately $6.6 million of inter-segment revenue, which includes approximately $6.5 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.1 million in sales from our manufacturing segment to our distribution pharmacy segment. External segment revenue refers to segment revenue after inter-segment elimination.
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

Revenue from our pharmaceutical distribution segment increased by $9.0 million or 37.0% from $24.3 million for the three months ended June 30, 2009 to $33.3 million for the three months ended June 30, 2010. The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of $11.1 million in sales to hospitals and offset by a decrease in sales to distributors by $4.5 million as a result of more of our resources being allocated for the development of hospital customers. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance scheme and the implementation of the New Rural Cooporative-Medicare program for rural population for which we won the six city and townships’ distribution business bid from this program in the middle of 2009.

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

Manufacturing segment

Revenue from our manufacturing segment increased by 19% from $2.1 million for the three months ended June 30, 2009 to $2.5 million for the three months ended June 30, 2010. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was attributed to the increase in sales through the penetration of sales to new distributors as a result of efforts made by our sales representatives.

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

Gross Profits.

Gross profit was $12.6 million for the three months ended June 30, 2010 as compared to $8.5 million for the three months ended June 30, 2009, representing an increase of $4.1 million or approximately 48.2%.  Our gross profit margin was 26.4% and 25.6% for the six months ended June 30, 2010 and June 30, 2009, respectively. The slight increase in profit margin was mainly attributed to the increase of the portion of sales from the retail segment in which a relatively higher gross profit margin was contributed.

Pharmaceutical distribution segment

The respective gross margin for our pharmaceutical distribution segment was approximately 21.8% and 22.3 % for the three months ended June 30, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise and the gross profits has no major changes between the respective periods.

Retail pharmacy segment

The gross margin for our retail pharmacy segment was approximately 32.1% and 28.4% for the three months ended June 30, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  The increase in gross profit percentage is attributed to the increase in portion of the private label products which has higher gross profits.

Manufacturing segment

The respective gross profit margin for our manufacturing segment was approximately 65.2% and 63.3% for the three months ended June 30, 2010 and 2009, respectively. The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs.  There was no material price change for the cost of sales and our prices, and the gross profit was stable for each of our manufactured products.  The increase in margin was mainly due to the concentration of more products with a higher profit margin.

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

Manufacturing segment

The selling expenses of our retail pharmaceutical distribution segment decreased by 33.3% from $0.18 million for the three months ended June 30, 2009 to $0.12 million for the three months ended June 30, 2010. The decrease was  primarily due to the reduction in commissions by $0.05 million.

Administrative expenses

Administrative expenses increased by 62.5% from $0.8 million for the three months ended June 30, 2009 to $1.3 million for the three months ended June 30, 2010. The increase in administrative expenses for the three months ended June 30, 2010 was primarily due to an increase in staff cost inclusive of wages and salaries and staff benefits and rental charges in connection with the opening of new stores.  This constituted approximately $0.69 million. Further, there was an increase in the incurrence of fees and salaries in connection with the compliance costs of being a public company of $0.2 million. The percentage of our administrative expenses to our total revenue increased slightly from 2.4% in 2009 to 2.7% in 2010 and was mainly attributed to the increase in salary expense.

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

Manufacturing segment

Our income before income tax from the manufacturing segment operations increased by 75.0% from $0.8 million for the three  months ended June 30, 2009, to $1.4 million for the three months ended June 30, 2010. The profit margin increased to 54.4% from 38.2%.  The operating cost of Hefeng Pharmaceutical is very insignificant and comprises only the depreciation and administrative wages and is fixed except for sales commission. Thus, it is very sensitive to any increase in sales and resulted in increase in operation margin despite the reduction in gross margin.

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

Earnings per share

For the three months ended June 30, 2010, our basic and diluted earnings per share was $0.19, representing an increase of 18.8%, compared the same period in 2009

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

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total sales revenue, as well as our inter-segment sales for the six months ended June 30, 2010 and June 30, 2009.  For the six months ended June 30, 2010, we had approximately $15.8 million of inter-segment revenue, which includes approximately $15.4 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.4  million in sales from our manufacturing segment to our distribution pharmacy segment. External segment revenue refers to segment revenue after inter-segment elimination.

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

Retail pharmacy segment.

Revenue from our retail pharmacy segment increased by 49.0% from $13.8 million for the six months ended June 30, 2009 to $20.5 million for the six months ended June 30, 2010. The increase in revenue resulted from the increase in sales volume by $6 million and the general increase in our prices by approximately $0.7 million. The slight increase in our retail prices was the result of the adjustment of our selling prices in accordance with the increased cost of merchandise. The increase in sales volume was primarily attributed to the sales which resulted from the opening of 59 stores acquired during the period. In addition, revenues derived from five stores which opened in the second half of 2009 also contributed to the growth of the sales. In addition to acquisition, the growth was derived partly by the  increase of sales through medi-care insurance cards as a result of an increase in the portion of pharmacy products entitled to be reimbursed by the PRC government, as well as an increase in the number of people covered by insurance. Further, in the first quarter of 2010 we held increased marketing campaigns with our vendors to boost sales.

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

(2) Represent the 59 stores opened during the six months period ended June 30, 2010 and 5 stores opened after period ended June 30, 2009 together.

Manufacturing segment

Revenue from our manufacturing segment increased by 7.3% from $4.1 million for the six months ended June 30, 2009 to $4.4 million for the six months ended June 30, 2010. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was attributed to the increase in sales through the penetration of sales to new distributors as a result of efforts made by our sales representatives.

Cost of Sales.  Cost of sales was $60.0 million for the six months ended June 30, 2010 as compared to $48.2 million for the six months ended June 30, 2009, representing an increase of $11.8 million. Our cost of sales consist of the cost of merchandise and raw materials and other costs. Other costs include direct labor and depreciation and miscellaneous costs. The increase was primarily due to higher costs of purchasing merchandise following the increase in our revenue.

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

Manufacturing segment

The selling expenses of our retail pharmaceutical distribution segment decreased by 28.6% from $0.21 million for the six months ended June 30, 2009 to $0.15 million for the six months ended June 30, 2010. The decrease was  primarily due to the reduction in commissions by $0.05 million.

Administrative expenses

Administrative expenses increased by 63.4% from $1.8 million for the six months ended June 30, 2009 to $2.9 million for the six months ended June 30, 2010. The increase in administrative expenses for the six months ended June 30, 2010 was primarily due to an increase in staff cost inclusive of wages and salaries and staff benefits, and the rental expenditures resulted from the renewal of leases and the opening of new stores.  This constituted approximately $0.69 million. Further, there was an increase in the incurrence of fees and salaries in connection with the compliance costs of being a public company by $0.4 million. The percentage of our administrative expenses to our total revenue increased from 2.7% in 2009 to 3.6% in 2010 and was mainly attributed to the increase in salary level.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment increased by $0.33 million or 26.4% from $1.25 million for the six months ended June 30, 2009 to $1.58 million for the six months ended June 30, 2010. The increase was primarily due to the increase in staff cost inclusive of wages and salaries and staff benefit by $0.38 million.

Retail pharmacy segment

The administrative expenses of our retail pharmaceutical distribution segment increased by $0.36 million or 171.4% from $0.21 million for the six months ended June 30, 2009 to $0.57 million for the six months ended June 30, 2010. The increase was the result of increases in our staff welfare to staff by $0.16 million. In addition, there were increases in rental charges of $0.19 million upon the opening of new stores and the renewal of lease agreements.

Manufacturing segment

The administrative expenses of our manufacturing segment remained consistent and was $0.28 million and $0.33 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

Research and development

Research and development expenses were $0.05 million for the six months ended June 30, 2009 while no expenses were incurred for the six months ended June 30, 2010.  We only incur the expenditures on research and development for our manufacturing segment. In prior years, most expenditure was spent in connection with the initial phase of research and the feasibility of development, however, we did not have any expenditures for research and development during the six months ended June 30, 2010.

Change in fair value of warrants

For the six months ended June 30, 2010, we incurred a non-cash charge of $0.7 million unrelated to our operations which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before income tax

As a result of the foregoing, our income before income tax increased by 15.8% to $15.4 million for the six months ended June 30, 2010 compared to $13.3 million for the same period in 2009. The percentage of our income before income tax to total revenue decreased slightly from 20.3% in 2009 to 18.8% in 2010 and was mainly attributed to the increase in our staff costs related to expanding our business as well as the incurrence of costs of compliance as a result of becoming a public company. Further there is the occurrence of charges related to the change in fair value of warrants.

Pharmaceutical distribution segment

Our income before income tax from distribution operations increased by 15.9% from $8.2 million for the six months ended June 30, 2009 to $9.5 million for the six months ended June 30, 2010, due to increased sales. The profit margin decreased to 13.2% from 14.2%

Retail pharmacy segment

Our income before income tax from retail pharmacy segment operations increased by 50.0% from $3.2 million for the six months ended June 30, 2009, to $4.8 million for the six months ended June 30, 2010 due to the substantial increase in sales. The profit margin increased to 23.6% from 23.2%.

Manufacturing segment

Our income before income tax from manufacturing segment operations increased by 33.3% from $1.8 million for the six months ended June 30, 2009, to $2.4 million for the six months ended June 30, 2010. The profit margin increased to 50% from 44.8%.

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

Earnings per share

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

Restricted cash and cash equivalents.

Our restricted cash consists of collateral we provide for bills payable.  As of June 30, 2010 and December 31, 2009, our restricted cash was approximately $0.9 million and $1.2 million, respectively.  As of June 30, 2010 and December 31, 2009 we had cash of $16.5 million and $13.3 million, respectively, exclusive of restricted cash.

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

Cash provided by operating activities was $6.0 million for the six months ended June 30, 2010 compared to $6.1 million provided by operating activities for the six months ended June 30, 2009, representing a decrease of $0.1 million. Operating cash flows for 2010 reflect primarily net cash receipts derived from business operations. Despite the increase in net income for the six months ended 2010 as compared to the same period of 2009, the reduction in net cash from operating activities was primarily attributable to the slowdown of accounts receivable payment, which increased to 104 days in 2010 as compared to 72 days in 2009. The increase in turnover days was attributable to an increase in the portion of our sales to hospitals under our pharmaceutical distribution operations segment to 78% of total revenue in 2010 from 61% in 2009.

For our  pharmacy distribution segment, accounts receivable turnover days for the six months ended June 30, 2010 were 139 as compared to 87 in 2009.  The increase was due to the increase in the portion of our sales to hospitals from 61% in 2009 to 78% in 2010 Hospitals have comparatively longer payment cycles. Many hospitals have undertaken construction and expansion work which  has resulted in the slow down of their payments.  However, in the PRC, all hospitals are owned or controlled by the PRC government.  We believe that it is highly unlikely that a liquidation of one of our hospital customers will occur, and that the recovery of accounts receivable from hospitals is highly secure.  Therefore, it is our customary practice to grant a longer credit period.  There have been no instances of write-offs of any receivables owed by a hospital.

For our retail segment, accounts receivable turnover days for the six months ended June 30, 2010 were 3 days as compared to 12 days in 2009.  We generally receive cash from the customer at our retail store except for our medi-care qualified stores.  The accounts receivable comprised only the medi-card reimbursement under the national program.  The increase in sales was mainly derived by the increase in the number of stores opened during the first six months of 2010, although not all the newly opened stores were medi-care qualified stores.  Thus, the increase in the number of medi-care qualified stores is not in line with the increase in the number of stores.  This resulted in the reduction in accounts receivable turnover days between the periods.

For our manufacturing segment, the accounts receivable turnover days for the six months ended June 30, 2010 were 134 as compared to 113 in 2009.  The increase was due to the extension of credit to our customers based on the payment history of the customers.

Investing Activities

Our cash flow from investing activities primarily consists of purchases of property, plant and equipment and the acquisition of assets of drug stores by our retail segments together with the proceeds from the disposal of leasehold land. Cash used in investing activities was $3.6 million for the six months ended June 30, 2010, compared to $0.2 million of cash provided by investing activities for the same period in 2009, representing an increase of $3.4 million. The increase in cash used was primarily due to the payment for the acquisition of the chain stores of $4.3 million and was partly offset by the proceeds from the disposal of land use rights.

Financing Activities

Our cash from financing activities is derived primarily from the proceeds of a private placement and from repayment of bank borrowings and dividends paid to former shareholders of the company. Cash provided by financing activities was $0.9 million for the six months ended June 30, 2010, compared to $2.1 million used in financing activities for the same period in 2009, representing an increase of cash provided by financing activities by $3.1 million. The increase of cash provided by financing activities was primarily due to the proceeds received from private placement of $2.3 million and the reduction of restricted cash held by banks by $4.0 million. The increase was offset by the increase of repayment of other loans by $1.8 million as well as the net increase of advances to related companies.

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

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of June 30, 2010 and  December 31, 2009 were $9.2 million and $7.1 million while long term bank borrowings outstanding as of June 30, 2010 and December 31, 2009 were both $3.7 million. The loans are from various financial institutions and represent the maximum amount of each facility. The short term loans bore an average interest rate of 6.34% and 7.14% per annum, for these two periods respectively, and the rate was adjusted currently or quarterly in accordance with the loan rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and the properties from related-parties.

The short term loans bear an average interest rate of 6.34% and 7.14% per annum, for these two periods, respectively.  The interest rate was adjusted currently or quarterly in accordance with the loan rate of the People’s Bank of China. The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have three to seven years terms. Part of the borrowings mature at various times over the next two years and part of the borrowings are repayable by monthly installments within the five years before maturity.  The loans bore an interest rate from 6.48% to 7.74% which was adjusted currently to annual basis in accordance with the loan rate of the People’s Bank of China.

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

Allowances for inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by our customers, sales contracts and orders in hand.  As of June 30, 2010, 1.9% of our inventory will expire within 7 to 9 months time, 7.93% will expire within 10 to 12 months time, 89.62% of inventory will expire in over 1 year. We estimate the extent of provision necessary should the inventory fall within 6 months before expiration after assessing the capability of related selling campaigns and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that  the drugs are still marketable and would estimate the provision upon the future demand and the current inventory level.

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

During the six months ended June 30, 2010, $575,744 worth of goods were returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discounts or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except that the goods are damaged during the delivery process. As the return of goods are not allowed, we assess and estimate the returns solely arising from the damage during the delivery process and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and the introduction of new products as the factors are not relevant to us for the estimate of return.

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

In our previous report on Form 10-Q, for the quarter ended March 31, 2010, we reported that following our acquisition on December 30, 2009 of operating subsidiaries without adequate financial controls and procedures, we determined that our disclosure controls and procedures were not effective.

In the first quarter of 2010, the Company engaged Ernst & Young (China) Advisory Limited to review with the Company its internal controls and procedures and to assist the Company to develop a remediation program with respect to them. Critical areas identified in the review were the lack of an audit committee of independent board members and related review and monitoring by an audit committee; reliance on external auditors for guidance in financial statement preparation and disclosure, including development of tax provisions; inadequate explanation/documentation for adjusting journal entries; and failure to use a financial disclosure checklist in the preparation of financial statements.

Under the remediation program, the Company has:

·
installed an audit committee properly comprised of independent board members of whom one is a financial expert; the Company has installed systematic methodologies for developing accounting estimates, which are formally reviewed by the audit committee and the audit committee is able to monitor the internal control over financial reporting, up to, and including, proper audit committee minutes are prepared and signed off by the chair of the audit committee to record formally their approval of our financial statements before inclusion in public filings;

·	prepared its financial statements without the reliance on the external auditors and will develop the tax provision internally for the 2010 annual financial statements;

·	implemented procedures requiring proper documentation and approval for adjusting journal entries (including elimination entries for consolidation);

·
implemented procedures to require the preparation and review of a financial disclosure checklist by financial staff in the preparation of interim and annual financial statements prepared under US GAAP.

This review and the resulting remediation program were completed in the second quarter of 2010 and the new controls installed during that period.  Under the program that has been installed, the Company will test the controls after two quarters of operation.  On the basis of its review and the actions taken pursuant to the new procedures, however, the Company has concluded that its disclosure controls and procedures were effective for the period which is the subject of this report.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures of June 30, 2010.  Based on an evaluation of our disclosure controls and procedures as of June 30, 2010 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures were effective.

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

China BCT Pharmacy Group, Inc.

Dated: March 9, 2011	By:	/s/ Hui Tian Tang
Hui Tian Tang
Chief Executive Officer and Chairman
(principal executive officer)

Dated: March 9, 2011	By:	/s/Xiaoyan Zhang
Xiaoyan Zhang
Chief Financial Officer
(principal financial and accounting officer)