Form 10-Q/A
period 2010-09-30
China BCT Pharmacy Group, Inc.
filed 2011-03-09
CIK 1399356

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

Explanatory Note

China BCT Pharmacy Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2010 (the “Original Form 10-Q”), to amend our Original Form 10-Q in response to comments received from the SEC to conform the disclosures contained in this Quarterly Report to the disclosures contained in the Company’s Registration Statement on Form S-1, as amended. In addition, we are concurrently filing our Form S-1/A, our Form 10-K/A for the year ended December 31, 2009, our Form 10-Q/A for the period ended March 31, 2010 and our Form 10-Q/A for the period ended June 30, 2010.

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
Part I, Item 4T – Controls and Procedures
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

Revenue recognition

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

The fair value of the warrants was calculated using the binomial model. The assumptions that were used to calculate fair value of First Batch Warrants and Second Batch Warrants as of September 30, 2010 are as follows:

●	Expected volatility of 45.5%
●	Expected dividend yield of 0%
●	Risk-free interest rate of 3.427%
●	Expected lives of 4.25 years and 4.34 years for First Batch Warrants and Second Batch Warrants respectively
●	Exercise price of $3.81 per share

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

 f)        Distribution agreements

During September of 2010 we entered into separate distribution agreements with these three government-owned hospitals, each for a term of three years, pursuant to which the hospitals agreed to our supplying them with from 30% to 95% of their respective purchase plans for certain drugs. We agree to use our best efforts to fulfill the orders by distributing the drugs under the statutory requirement of the mandated collective tender plan. We were required to make good-faith deposits totaling RMB 23,000,000 ($3,374,100) for the security of these distribution agreements. Under these agreements there are no provisions for forfeiture or offset with respect to these deposits. The hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances. We entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers' purchases. Based on the terms of the agreements, we anticipate the revenues derived from these distribution agreements will contribute additional revenue of approximately $7,000,000 annually, commencing in the fourth quarter of 2010, over the three-year terms of the agreements.

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

22. Subsequent events

On January 18, 2011, the Company entered into the Preferred Purchase Agreement with Milestone pursuant to which Milestone agreed to purchase the Preferred Shares.  The sale transaction was completed and Milestone purchased the Preferred Shares on February 28, 2011, for an aggregate purchase price of $30 million less expense reimbursement of up to $400,000 for certain reasonable legal and other expenses incurred by Milestone in connection with the Transaction.  The Preferred Shares carry a dividend of 5% and are convertible initially into an equal number of shares of our Common Stock at an initial conversion price of $3.20 per share.  All conditions to closing the transaction were completed on or prior to February 28, 2011, including the completion of the amendment of our Certificate of Incorporation to increase our authorized capital to 170 million shares of capital stock consisting of 150 million shares of Common Stock (an increase of 50 million shares) and 20 million shares of blank-check preferred stock which our board of directors will have the authority to issue (the “Amendment”) and the filing of the Amendment and of the Certificate of Designation adopting the terms of the Preferred Shares. All necessary board and stockholder action to approve adoption of the Amendment were taken and the Amendment was complete upon its filing with the Delaware Secretary of State on February 28, 2011, which was 20 days after the mailing to our stockholders of an information statement pursuant to Section 14(c) of the Exchange Act.  The board also approved the Certificate of Designation, subject to the filing of the Amendment, and the Certificate of Designation was also filed on February 28, 2011.

In connection with this transaction, the Company and Milestone also entered into a registration rights agreement and, with certain of the Company’s principal stockholders, a shareholders agreement. The registration rights agreement provides for registration under the Securities Act of 1933, under various circumstances, of the shares of Common Stock into which the Preferred Shares can be converted. Under the Preferred Purchase Agreement, Milestone (or successor holders of the Preferred Shares) has the right to name one director and to recommend an additional independent director to the Company’s board of directors, which the Company expects will be increased to seven directors after closing of the transaction. The Purchase Agreement also provides that Milestone (or successor holders) will have consent rights with respect to certain operating matters.  The shareholders agreement provides limitations on the rights of the principal shareholders to engage in competing businesses in the event that they are no longer employed with the Company and also provides a process for their sale of their shares, including first offering them to the holders of the Preferred Shares and co-sale rights of the holders. Under the Certificate of Designation, the holders of Preferred Shares have pre-emptive rights with respect to future offerings and have voting rights with the Common Stock as well as separate voting rights with respect to certain extraordinary transactions. The Preferred Shares represent 18.5% of the outstanding share capital of the Company on a fully-diluted basis. These shares, together with the shares of Common Stock owned by Ms. Zhang (representing approximately 44.3% of the outstanding share capital after this transaction on a fully-diluted basis) hold the majority voting interest in the Company.  The Company is currently considering the appropriate accounting treatment for this transaction and will disclose such treatment, as appropriate, once finalized.

The Company has evaluated subsequent events since September 30, 2010 and has determined that there were no subsequent events other than as described above to recognize or disclose in these financial statements..

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

Growth Strategy

Distribution segment

We pursue a stable and organic growth strategy for our distribution business segment. One component of this strategy is to participate in the centralized tendering process conducted under the New Rural Cooperative Health Insurance Plan. This Program provides for centralized tenders for supplying drugs to hospitals and medical centers in counties, but outside cities which are tendered separately.  In this tender, we won distribution rights in six counties and townships, which entitled us to distribute drugs to all the rural hospitals and medical centers in each county and township. We began supplying these institutions in August 2009.  The distribution rights granted in each tender extend until the next tender.  The upcoming 2010 tender is the second tender in this program.  We will continue to bid aggressively in these tenders for rural hospitals and medical centers.

During September of 2010 we entered into separate distribution agreements with these three government-owned hospitals, each for a term of three years, pursuant to which the hospitals agreed to our supplying them with from 30% to 95% of their respective purchase plans for certain drugs. We agree to use our best efforts to fulfill the orders by distributing the drugs under the statutory requirement of the mandated collective tender plan. We were required to make good-faith deposits totaling RMB 23,000,000 ($3,374,100) for the security of these distribution agreements. Under these agreements there are no provisions for forfeiture or offset with respect to these deposits. The hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances. We entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers' purchases. Based on the terms of the agreements, we anticipate the revenues derived from these distribution agreements will contribute additional revenue of approximately $7,000,000 annually, commencing in the fourth quarter of 2010, over the three-year terms of the agreements.

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

In our report on Form 10-Q, for the quarter ended March 31, 2010, we reported that following our acquisition on December 30, 2009 of operating subsidiaries without adequate financial controls and procedures, we determined that our disclosure controls and procedures were not effective.

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

•
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

•	prepared its financial statements without the reliance on the external auditors and will develop the tax provision internally for the 2010 annual financial statements

•	implemented procedures requiring proper documentation and approval for adjusting journal entries (including elimination entries for consolidation);

•
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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures of September 30, 2010. Based on an evaluation of our disclosure controls and procedures as of September 30, 2010 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures were effective.

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