Form 10-K
period 2010-12-31
China BCT Pharmacy Group, Inc.
filed 2011-03-31
CIK 1399356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $54,076,473 computed by reference to $3.45 as of June 30, 2010, which is less than $75 million.

As of March 29, 2011 there were 38,154,340 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA BCT PHARMACY GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

CAUTIONARY STATEMENT

This annual report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. In particular, these include statements relating to future actions, future performance, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur and you should not place undue reliance on these forward-looking statements.

PART I

ITEM 1.      BUSINESS

References in this annual report to the “PRC” or “China” are to the People’s Republic of China. Except as otherwise specifically stated or unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to collectively (i) China BCT Pharmacy Group, Inc. (f/k/a China Baicaotang Medicine Limited), a corporation incorporated in the State of Delaware; (ii) Ingenious Paragon Global Limited (“Ingenious”), a British Virgin Islands company which is a wholly-owned subsidiary; (iii) Forever Well Asia Pacific Limited (“Forever Well”), a Hong Kong company which is a wholly-owned subsidiary of Ingenious; (iv) Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”), a PRC wholly foreign-owned enterprise (“WFOE”) which is a wholly-owned subsidiary of Forever Well; (v) Hefeng Pharmaceutical Co. Limited (“Hefeng Pharmaceutical”), a PRC company which is a wholly-owned subsidiary of Liuzhou BCT; and (vi) Guangxi Liuzhou Baicaotang Medicine Retail Limited (“BCT Retail”), a PRC company of which 49% of its registered capital was contributed by Liuzhou BCT and 51% of its registered capital was contributed by Baicaotang Property Management Limited (“Property Management”), an affiliated company.

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

Pharmaceutical distribution is our principal business. We conduct our wholesale business through Liuzhou BCT by purchasing from pharmaceutical product suppliers and then distributing the products to our wholesale customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals. Our pharmaceutical distribution business is focused on the market of Guangxi province, which includes major cities such as Nanning, Liuzhou and Guilin, and which has a population of approximately 50 million people.  We operate a large regional wholesale pharmaceutical network in Guangxi province supported by strategically placed warehouse facilities.

We distribute over 8,000 products from nearly 4,000 suppliers through our wholesale distribution in compliance with applicable PRC regulations.   Hefeng Pharmaceutical, which is one of our wholly owned subsidiaries, is also one of our suppliers.

●	Retail pharmacy

Established in 2001, BCT Retail operates a large regional pharmaceutical retail network in Guangxi province, consisting of 170 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.” Our retail stores provide convenient, high quality and professional pharmaceutical services and supply a wide variety of medicines, including western medicine, traditional Chinese medicine (“TCM”), dried Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and seasonal medicine. Among the 170 stores, there are 21 stores that are medi-care qualified stores, where customers are able to make their purchases either by cash or by using their medi-care insurance card for payment.

●	Manufacturing of pharmaceuticals

Hefeng Pharmaceutical has a manufacturing facility on approximately 40,000 square meters of land and manufactures four types of products:

●	A Chinese herbal medicine abstraction unit for raw material and medicine paste;

●	A granular formulation unit;

●	A pill formulation unit; and

●	A liquid formulation unit.

Hefeng Pharmaceutical produces and sells pharmaceutical products under the registered name “Asio (亚太)” including: traditional anti-inflammatory and antibacterial drugs, cancer treatment drugs, cardio-vascular disease drugs and hepatitis drugs. Hefeng Pharmaceutical’s best-selling products include:

●	Tabellae Sarcandrae, a TCM drug that has similar anti-inflammatory and antibacterial effects as anti-biotics in Western medicine;

●	Corydalis Saxicola Bunting (Yanhuanglian), an important component in various hepatitis prescriptions in TCM;

●	Hydroxycamptotbecine Injection, which is used to treat cancers such as carcinoma ventricui, carcinoma hepatitis and colon cancer;

●	Ethacridine Lactate Injection which is used for second trimester pregnancy termination from week 12-26; and

●	Levodopa, a TCM drug that is used to treat stiffness, tremors, spasms, and poor muscle control related to Parkinson’s disease.

In addition, Hefeng Pharmaceutical collaborates with several renowned medical research universities in China to continuously improve its raw material abstraction efficiency and production process, and to develop alternative formulas for existing drugs.

Our History And Corporate Structure

We were originally incorporated in the State of Delaware on November 30, 2006 under the name Purden Lake Resource Corp. to engage in the acquisition, exploration and development of natural resource properties.   We ceased our operations because we had not commenced any exploration activities, and as a result prior to December 30, 2009 we were a “blank check company with nominal assets. On December 24, 2009, we changed our name to China Baicaotang Medicine Limited and then to China BCT Pharmacy Group, Inc. on March 25, 2010.

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

To accomplish this step, Liuzhou BCT shareholders formed Forever Well to acquire the PRC Operating Companies.  The second step in the Restructuring was for Ingenious, which was 100% owned by Ms. Zhang, to acquire Forever Well and the third step was for Ingenious to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire Ingenious.

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

The Restructuring and acquisition of Liuzhou BCT was structured to comply with the PRC M&A Laws.  Under the PRC M&A Laws, the acquisition of PRC companies by foreign companies that are controlled by PRC citizens who are affiliated with the PRC companies is strictly regulated and requires approval from the Ministry of Commerce, which approval is burdensome to obtain.  Such restrictions however, do not apply to foreign entities which are controlled by foreign persons.  These restrictions apply only at a “snapshot in time” that occurs at the time PRC companies are acquired by a foreign entity.  In our case, this was effective on August 4, 2008 when Forever Well acquired 100% of the equity interest of Liuzhou BCT from the 15 Liuzhou BCT Shareholders for aggregate consideration of RMB10,000,000 (approximately $1,470,588) which was the registered and fully paid up capital of Liuzhou BCT.  At that time Forever Well was owned 100% by Ingenious, and Ingenious was owned 100% by Ms. Zhang, a Hong Kong citizen. Therefore this transaction was a pure cross-border transaction governed by and permitted under the 2006 PRC M&A regulations and the acquisition had been approved by the Ministry of Commerce on June 13, 2008.

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

As part of the first and second steps of Restructuring, the Liuzhou BCT Shareholders entered into an Earn-In agreement. The Earn-In agreement was succeeded by the Earn-In agreement developed in connection with the Share Exchange. It, like its successor, provided the Liuzhou BCT Shareholders with a process under which they could purchase for a nominal amount the shares held by Ms. Zhang. The Earn-In Agreement provides for the Liuzhou BCT Shareholders to obtain legal ownership of their proportionate number of our shares issued to Ms. Zhang in the Share Exchange.  Ms. Zhang, however, has all of the governance rights to the shares and has elected the present directors of the Company.

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

After the completion of the first and second steps in the Restructuring, the parties concluded that they needed another agreement to complete the Earn-In Agreement and the restructuring process. They therefore entered into the so-called "entrust shareholding" agreements with respect to each of the first and second steps; they made these agreements effective as of the effective date of the first and second steps. These agreements recited that a third-party would maintain the governance rights and economic benefits of the Liuzhou BCT Shareholders during the period of the Earn-In Agreement.

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

On December 30, 2009, the goal of the Restructuring was realized when we entered into and completed a share exchange agreement with Ingenious. At that time we were controlled by our then president and CEO, Lisa Lopomo, who owned 54.5% of our common stock.  Pursuant to the share exchange agreement, we acquired 100% of the equity of Ingenious in exchange for the issuance of an aggregate of 32, 000,000 shares of our common stock to Ms. Zhang and to certain Liuzhou BCT Shareholders. As of the date of this annual report, Ms. Zhang owns 58.9% of our outstanding common stock all of which is subject to the provisions of the Earn-In Agreement.  As a result of this transaction, we are a holding company which, through our direct and indirect ownership of Ingenious, Forever Well, Liuzhou BCT, Hefeng Pharmaceutical, and BCT Retail, now has operations based in the PRC.

Private Placement

Simultaneously with the closing of the Share Exchange, we completed the initial closing of the private placement of approximately $6.3 million or 632.3 Units (the “Private Placement”). Each Unit consists of (i) 3,937 shares of common stock, and (ii) a warrant (the “Warrant”) to purchase 1,968 shares of common stock at an exercise price of $3.81 per share.  Upon the initial closing of the Private Placement (the “Initial Closing”), we issued an aggregate of 2,489,370 shares of our common stock and Warrants exercisable for 1,224,368 shares of our common stock at an exercise price of $3.81 per share. In addition,  in connection with the Initial Closing of the Private Placement, we issued Agent Warrants to the Co-Placement Agents that are exercisable for 248,937 shares of common stock at an exercise price of $3.05 per share, on a cash or cashless basis.  The closing of the Share Exchange was a condition precedent to the closing of the Private Placement.

On February 1, 2010, we completed the second closing of the Private Placement (the “Second Closing”) of approximately $2.6 million or 261.61 Units with the issuance of a total of 1,029,970 shares of our common stock and Investor Warrants exercisable for 514,933 shares of our common stock at an exercise price of $3.81.  In connection with the Second Closing of the Private Placement, we issued Agent Warrants to the Co-Placement Agents that are exercisable for 102,997 shares of common stock at an exercise price of $3.05 per share, on a cash or cashless basis.

Contractual Arrangements with Property Management

We do not hold a 100% direct ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores.  We have entered into contractual arrangements with Property Management pursuant to which the shareholders of Property Management pledged to us their equity interests in BCT Retail and provide us with the ability to effectively control BCT Retail.  The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jing, Chunlin Liu, Wende Wei and Bangfu Wan have an aggregate 67.2% interest in the registered share capital of Property Management, and thus control BCT Retail.  In addition, the directors of Liuzhou BCT are the same as the directors of BCT Retail.  We have been advised by our PRC legal counsel that under PRC corporate law we do not own 100% of BCT Retail.  As a result of the related party control, however, as well as the contractual arrangements meeting the provisions regarding consolidation of entities controlled by contract set forth in FASB ASC 810-10-15-18 through 810-10-15-22, BCT Retail is effectively, although not legally, 100% owned by Liuzhou BCT,  and therefore, BCT Retail has been included in our consolidated group.

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

Share Pledge Agreement. Under this agreement dated May 3, 2008 among Liuzhou BCT and Property Management, Property Management pledged all of their equity interests in BCT Retail to Liuzhou BCT to guarantee its obligations to repay a loan in the amount of RMB153,000 made from Liuzhou BCT to Property Management.  The loan must be repaid by December 31, 2015 and may only be paid by transfer by Property Management of its equity interest in BCT retail to Liuzhou BCT.  During the term of the agreement, Liuzhou BCT has the right to receive any dividends that would have been paid by BCT Retail to Property Management.

Share Repurchase Agreement. Under this agreement dated July 31, 2008 by and between Liuzhou BCT and Property Management, Liuzhou BCT was granted a preemption right to repurchase the 51% equity interests in BCT Retail held by Property Management.  The term of the preemption right is two years from the date that Property Management deregisters the pledge as a result of paying off loans under the related share pledge agreement.  The repurchase price shall be equal to 51% of the registered capital of BCT retail at the time of the repurchase.

Share Pledge Agreement. Under this agreement dated March 31, 2009 among Liuzhou BCT and Property Management, Property Management pledged all of its equity interests in BCT Retail to Liuzhou BCT to guarantee its obligations under a loan in the amount of RMB 1.377 million made from Liuzhou BCT to Property Management.  The loan was used by Property Management to increase its registered share capital in BCT Retail and to maintain its 51% interest.  The loan must be repaid by December 31, 2015 and may only be paid by transfer by Property Management of its equity interest in BCT retail to Liuzhou BCT. During the term of the agreement, Liuzhou BCT has the right to receive any dividends that would have been paid by BCT Retail to Property Management.  We intend to extend the agreement prior to its expiration on December 31, 2015.

Agreement terminating the Share Pledge Agreement.  Under this agreement, dated March 2, 2010 by and between Liuzhou BCT, the shareholders of Property Management and Property Management, Share Pledge Agreements entered into on May 3, 2008 and March 31, 2009 between Liuzhou BCT and the shareholders of Property Management were terminated because they were entered into by error and were duplicative of the Share Pledge Agreement entered into by Property Management on such dates as described above.

Additional Provisions Relating to the Private Placement

Registration Rights. Pursuant to the Subscription Agreement, on or prior to March 3, 2010 (the “Registration Statement Filing Date”), we were required to file with the Securities and Exchange Commission (the “SEC”) a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), (i) registering for resale by the Investors (a) the shares of common stock issued to the Investors in the Private Placement and (b) the shares of common stock underlying the Investor Warrants; and (ii) registering for resale for the Co-Placement Agents of the Private Placement and other agents, the shares of common stock underlying the Agent Warrants (all of the foregoing securities being collectively referred to herein as the “Registrable Securities”). We are required to use our best efforts to have the Registration Statement declared effective prior to the 150th day following the Second Closing, provided, however, that in the event of a “full review” by the SEC, which we have received, we  have an additional 30 days and shall have the Registration Statement declared effective prior to the 180th day following February 1, 2010 (the “Registration Effective Date”). Provision for registration payment till December 31, 2010 has been provided in the amount of $455,896. As of December 31, 2010 and up to the date of approval of these financial statements. It is not considered probable that the Company will be required to make any further payments under the registration right arrangement and therefore no provision for such contingent liability has been made.

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

Make Good Escrow. In addition, pursuant to the Subscription Agreement, at the closing of the Private Placement, Xiaoyan Zhang, our CFO placed 4,000,000 shares of our common stock owned by her (the “Make Good Shares”) in an escrow account administrated by an escrow (the “Make Good Escrow Agent”). If we failed to achieve a performance target of $26,000,000 recurring operating net income under the U.S. GAAP before any extra-ordinary gain and excluding any non-cash expenses for our fiscal year ending December 31, 2010 (the “Performance Target”), the Make Good Escrow Agent would distribute 1,000,000 Make Good Shares to all Investors on a pro rata basis for every $1,000,000 shortfall under the Performance Target.  The Make Good shares attach solely to the Investors and not to the securities issued in the Private Placement. Any Make Good Shares released to Investors would not be included in the Registration Statement relating to the resale of the shares issued in the Private Placement.  Because the Company met the Performance Target, however, the Make Good Shares will be returned to Ms. Zhang.

Anti-Dilution Protection. As a result of anti-dilution protection included in the Subscription Agreement, we may be obligated to issue additional shares of common stock to the Investors.  Pursuant to the Subscription Agreement, the Investors have certain anti-dilution protection from February 1, 2010 until the date that is the earlier of: (i) March 17, 2010, the effectiveness of the Registration Statement relating to the resale of the shares issued in the Private Placement, or (ii) the date on which the shares being registered on the Registration Statement may be sold under rule 144 (the “Anti-Dilution Period”).  During the Anti-Dilution Period, if we sell additional shares of common stock (subject to certain exceptions) at a price per share of less than $2.54 per share (“Additional Shares”), then we are obligated to issue to each Investor that is still a holder of shares issued in the Private Placement, that number of shares of common stock, equal to the difference between (i) the aggregate purchase price paid by such Investor for each share of common stock underlying Units purchased in the Private Placement divided by the Weighted Average Adjusted Price, less (ii) the number of shares of common stock underlying Units actually purchased in the Private Placement by such Investor.

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

Placement Agency Agreement. We entered into a placement agency agreement (the “Placement Agent Agreement”) with the Co-Placement Agents on October 21, 2009 whereby the Co-Placement Agents received as compensation for acting as placement agent in the Private Placement (i) a total cash fee and  a non-accountable marketing allowance in the amount of approximately $0.86 million; and (ii) Agent Warrants to purchase up to 302,521 shares of common stock.  Pursuant to participating agent agreements by and among Charles Vista, LLC, May Davis and American Capital, Charles Vista, LLC received as compensation for acting as a sub-agent in the Private Placement (i) a cash fee in the amount of approximately $0.22 million; and (ii) Agent Warrants to purchase up to 49,413 shares of common stock at an exercise price of $3.65 per share. The Co-Placement Agents were responsible for raising the minimum offering amount of $5,820,000 of Units and were compensated as set forth above. The funds in connection with the Private Placement were held with Signature Bank, acting as escrow agent, and were released to us upon the consummation of each closing under the Subscription Agreement.

Agreement to Sell Preferred Shares

On January 18, 2011, the Company entered into a Series A Convertible Preferred Shares Purchase Agreement (the “Preferred Purchase Agreement”) with Milestone Longcheng Limited (“Milestone”) pursuant to which Milestone agreed to purchase 9,375,000 shares of the Company’s Series A Convertible Preferred Shares, par value $.001 per share (the “Preferred Shares”).  The sale transaction was completed and Milestone purchased the Preferred Shares on February 28, 2011, for an aggregate purchase price of $30 million less expense reimbursement of up to $400,000 for certain reasonable legal and other expenses incurred by Milestone in connection with the transaction.  The Preferred Shares carry a dividend of 5% and are convertible initially into an equal number of shares of our Common Stock at an initial conversion price of $3.20 per share.  All conditions to closing the transaction were completed on or prior to February 28, 2011, including the completion and filing of the amendment of our Certificate of Incorporation to increase our authorized capital to 170 million shares of capital stock consisting of 150 million shares of Common Stock (an increase of 50 million shares) and 20 million shares of blank-check preferred stock which our board of directors will have the authority to issue (the “Amendment”) and the filing of the certificate of designation adopting the terms of the Preferred Shares (the “Certificate of Designation”). All necessary board and stockholder action to approve adoption of the Amendment were taken and the Amendment was filed with the Delaware Secretary of State on February 28, 2011, which was 20 days after the mailing to our stockholders of an information statement pursuant to Section 14(c) of the Exchange Act.  The board also approved the Certificate of Designation, subject to the filing of the Amendment, and the Certificate of Designation was also filed on February 28, 2011 in connection with the closing of the sale of the Preferred Shares.

In connection with this transaction, the Company and Milestone also entered into a registration rights agreement and, with certain of the Company’s principal stockholders, a shareholders agreement. The registration rights agreement provides for registration under the Securities Act of 1933, under various circumstances, of the shares of Common Stock into which the Preferred Shares can be converted. Under the Preferred Purchase Agreement, Milestone (or successor holders of the Preferred Shares) has the right to name one director and to recommend an additional independent director to the Company’s board of directors. The Purchase Agreement also provides that Milestone (or successor holders) will have consent rights with respect to certain operating matters. The shareholders agreement provides limitations on the rights of the principal shareholders to engage in competing businesses in the event that they are no longer employed with the Company and also provides a process for their sale of their shares, including first offering them to the holders of the Preferred Shares and co-sale rights of the holders. Under the Certificate of Designation, the holders of Preferred Shares have pre-emptive rights with respect to future offerings and have voting rights with the Common Stock as well as separate voting rights with respect to certain extraordinary transactions. The Preferred Shares represent 19.7% of the outstanding share capital of the Company on a fully-diluted basis. These shares, together with the shares of Common Stock owned by Ms. Zhang (representing approximately 47.3% of the outstanding share capital after this transaction on a fully-diluted basis) hold the majority voting interest in the Company. The principal agreements with respect to this transaction have been filed as exhibits to our report on Form 8-K describing the transaction and filed with the SEC on January 18, 2011.

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

Pharmaceutical distribution is our principal business. We conduct our wholesale business through Liuzhou BCT by purchasing pharmaceutical products from suppliers and then distributing them to our wholesale customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals. Our pharmaceutical distribution business is focused on the market of Guangxi province, which includes major cities such as Nanning, Liuzhou and Guilin and which has a population of approximately 50 million people.  We operate a large regional wholesale network in Guangxi Province supported by strategically placed warehouse facilities. For the year ended December 31, 2010, revenue generated from our pharmaceutical distribution segment was $145.4 million, or 72.4% of our total revenues for the year.

We distribute over 8,000 products from nearly 4,000 suppliers through our wholesale distribution in compliance with PRC regulations.  Hefeng Pharmaceutical which is one of our wholly-owned subsidiaries is also one of our suppliers. In 2010, revenue derived from the distribution of third-party products constituted 99% of our pharmaceutical distribution segment revenue.  The terms of our distribution agreements vary between supplier and vary in terms of payment period, arrangement of delivery, pricing and quality requirements.  The general payment terms vary from advance deposit, to cash on delivery, to payment ranging from one month to six months from delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check. The delivery is either to our warehouse, railway station, or prescribed destination within Liuzhou City. The quality of drugs supplied is in accordance with the prescribed national standard requirement. Our top 10 suppliers in our pharmaceutical distribution segment accounted for 23.2% of our purchases in 2010.

Liuzhou BCT’s GSP Certificate, which is a certification that drugstores in China are required to obtain was issued on September 18, 2009 and will expire on September 17, 2013, subject to renewal for an additional five-year term.

●	Retail Pharmacy

Established in 2001, BCT Retail operates  a large regional retail network in Guangxi province, consisting of 170 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.”  BCT Retail’s GSP Certificate was issued on February 18, 2009 and will expire on February 17, 2014, subject to renewal for an additional five-year term. Our retail stores provide convenient, high quality and professional pharmaceutical services, and supply a wide variety of medicines, including western medicine, TCM, dried Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and seasonal medicine.  For the year ended December 31, 2010, revenue generated from our retail pharmacy segment was $44.6 million, or 22.2% of our revenues for the year.

Among the 170 stores, there are 21 stores that are medi-care qualified stores, where customers are able to make their purchase either by cash or by using their medi-care insurance card for payment.  With respect to medi-care insurance card payments, we issue an invoice to the national medi-care for reimbursement for those drugs included under the medi-care insurance catalogue.  Only medi-care card payments from these 21 stores are entitled to reimbursement.  The medi-care insurance catalogue used are provincial-based and developed and based on the national insurance catalogue. The medi-care insurance program is also known as National Medical Insurance Program.

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

In order to get reimbursement from the National insurance program, we have to extract the total amount of sales derived from the amount spent by insurance card under our billing system. Our system is linked with the one at the National program.  Each month, we only need to reconcile our record with the system and issue the invoice to the National program for reimbursement approval. Then the money will be remitted to our designated account subject to an individual having an adequate balance on their card for Tier B drugs.

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

As for the New Rural Cooperative Medicare Plan, the participants in the scheme are people living in rural areas. The program also has individual accounts in which more subsidies are contributed by the provincial government and no employers are involved. It resembles the schemes under the National Medical Insurance Program in which people consume and reimburse the drugs by their individual account. The transaction is not recorded by a card; we instead login their account under the system of the New Rural Cooperative plan to check their balance to ensure that the limit of the account has not been reached. Unlike National Medical Insurance Program, the eligible person is entitled to consume the drugs under the list of Basic Drugs Catalogue rather than the Tier A and Tier B catalogue,

The retail prices under the New Rural Cooperative Medicare Plan are subject to price controls administered by the Price Control Office under the National Development and Reform Commission. The retail prices under the list of Basic Drugs Catalogue are fixed at an agreed ceiling of percentage over the prescribed one issued by the Guangxi Price Control Office. The prescribed drugs price issued by the Guangxi Price Control Office are in accordance with the price upon the provincial collective tender result which is held annually. In order to get reimbursement from the New Rural Cooperative Medicare Plan, our stores have to extract the sales figures from the billing system and issue the reimbursement notes with the original vouchers and invoices to the relevant Committee for approval. Then the Committee remits the money to the designated account opened by the stores.

●	Manufacturing of Pharmaceuticals

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

In addition, Hefeng Pharmaceutical collaborates with several renowned medical research universities in China to continuously improve its raw material abstraction efficiency and production process, and to develop alternative formulas for existing drugs.  For the year ended December 31, 2010, revenue generated from our manufacturing segment was $10.8 million, or 5.4% of our total revenues for the year.

Hefeng Pharmaceutical’s GMP Certificate was issued on July 14, 2009 and will expire on July 13, 2014, and its GMP Certificate for Small Volume Parental Solution was issued on July 10, 2006 and will expire on July 9, 2011; both certificates are subject to renewal of an additional five-year term.  The renewal process requires us to apply through the State Food and Drug Administration and furnish an application form together with relevant supporting documents, such as our product license, business registration certificate, a summary of our management over drugs manufacturing, a self quality control report, an organization chart, education graphic data, a floor plan, assembly line, production flow and control points, inspection detail over key processes and a list of products produced. The Food and Drugs Administration will consider and issue the notice of acceptance upon the formality check and then carry out inspection on our technical know-how. Thereafter, GMP inspection unit will undertake an on-site inspection and issue an on-site inspection report in compliance with the GMP inspection standards. The State Food and Drug Administration then reviews the on-site inspection report and announces the result of inspection to us. The State Food and Drug Administration will issue the GMP certificate renewal if the reports are satisfactory.

The following table sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the year ended December 31, 2010 and December 31, 2009.  For the year ended December 31, 2010, we had approximately $31 million of inter-segment revenue, which includes approximately $30.2 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.8 million in sales from our manufacturing segment to our distribution pharmacy segment.   External segment revenue refers to segment revenue after inter-segment elimination.

	Year ended December 31,
	2010		2009
	’000	% of total sales revenue	’000	% of total sales revenue
External Segment revenue
Pharmaceutical distribution	$145,390	72.4	$97,137	71.4
Retail pharmacy	44,594	22.2	31,223	22.9
Manufacturing pharmacy	10,829	5.4	7,727	5.7
	$200,813	100.0	$136,087	100.0
Inter-segment revenue	$31,012		$22,492

Our Products

Products Offered by Hefeng Pharmaceutical

Manufacturing both Chinese medicine and Western medicine, Hefeng Pharmaceutical maintains valid production licenses for 76 drugs. Below is the description of the five (5) best-selling drugs.

1.	Corydalis Saxicola Bunting (Yanhuanglian)
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

2.	Tabellae Sarcandrae
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

3.	Hydroxycamptotbecine Injection
Hydroxycamptotbecine Injection is used to treat cancers such as esophagus cancer, carcinoma ventriculi, carcinoma hepatis and colon cancer. We are one of three licensed producers of this drug in China.

4.	Ethacridine Lactate Injection
This family planning drug is very popular in China; it’s used for second trimester pregnancy termination from week 12-26 at hospitals. We are one of three licensed producers in China.

5.	Rotandine Sulfate Injection
This product is non-prescription analgesic drug. Used for headaches, menstrual pain, and aiding sleep.

Products and services offered by Retail Chain

Our retail chain stores provide our customers with high-quality, professional and convenient pharmaceutical services and a wide variety of medicines, including Western medicine, TCM, raw materials of dried herbal products, roughly processed herbal medicine, family planning products, as well as convenient seasonal and promotional items.  A typical retail chain drug store carries approximately 2,800 to 3,300 different products. Management regularly reviews and refines the product selection in order to respond to change in demographics, lifestyles, shopping habits and product preferences of our customers.

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

Products offered by our wholesaler

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

●	Increasing coverage of social medical insurance in China

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

We believe that only a small percentage of the Chinese population can afford commercial insurance plans. Therefore, the National Program coverage is expected to expand in the future. Provincial and municipal authorities who are responsible for administering social medical insurance funds to cover such reimbursements have been gradually increasing funding in recent years. According to the PRC Ministry of Labor and Social Security, total funding under the national insurance program reached RMB 225.7 billion, or $28.9 billion, in 2008, representing an increase of 29.2% from 2007. The availability of funding is expected to increase significantly in the near future, primarily as a result of increased financial and policy support from various levels of the PRC Government.

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

•	Increasing access to healthcare in rural areas

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

●	PRC Healthcare Reform Plan

In September 2008, the State Council published a draft plan to ease the difficulties and minimize the costs for PRC citizens to obtain proper healthcare treatment. On March 17, 2009, the PRC Government issued the Opinion on Deepening the Healthcare System Reform (the “Opinion”). The State Council subsequently released the Notice on Important Implementing Plans for the Healthcare System Reform 2009-2011 (the “Implementing Plan”). The goal of the healthcare reform plan is to establish a basic, universal healthcare framework to provide Chinese citizens with safe, efficient, convenient and affordable healthcare. The Opinion calls for healthcare reform to be carried out in two steps:

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

While the PRC Government has neither provided a concrete timetable nor steps to implement certain tasks, such as the public hospital reform, it has released execution guidance for other tasks. Most notably, the PRC Government has announced it will spend an additional approximately RMB 850 billion, or $125 billion from 2009 to 2011 on the healthcare industry. A significant portion will be expended to establish a basic healthcare medical insurance regime, which aims to cover over 90% of the national population by 2011, mainly through the Urban Worker Program, Urban Resident Program and the New Rural Insurance Scheme. The PRC Government further announced that the annual subsidy for each participant will be increased from approximately RMB 40, or $5.90 to approximately  RMB 120, or $17.60 for Urban Resident Program participants, and from approximately RMB 80, or $11.76 to approximately RMB120 or $17.60 for New Rural Insurance Scheme participants, starting from 2010. The reform plan will also raise the cap on claim payments from four times the local average annual income to six times such income. Another significant part of the spending plan focuses on healthcare facilities. The PRC Government planned 29,000 new rural clinics in 2009. From 2010 to 2012, the PRC government plans to build an additional 5,000 rural clinics, 2,000 county-level hospitals and 2,400 urban community clinics in under-developed areas. This substantial increase in healthcare spending is expected to expedite the growth of the healthcare industry in China.

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

●
The drug supply system. This system regulates pricing and how drugs will be procured, prescribed and dispensed in healthcare facilities. The healthcare reform plan will focus on pricing, procurement, prescription and dispensing of essential drugs.

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

Fragmentation of the Pharmaceutical Chain Store Industry and the Trend for Consolidation

The drugstore industry in China is highly fragmented. Retail pharmacies in China include chain drugstores, individual stores, and OTC counters in retail chain stores and supermarkets. While pharmacy chain stores and retail chain stores with OTC counters are expanding quickly, neither format has developed a nationwide presence in China. The NDRC reported that as of December 31, 2004, 7,445 pharmaceutical product wholesalers, 1,410 pharmacy chain stores and 58,065 individual pharmaceutical product retailers have obtained Good Supply Practices certification. According to a White Paper entitled “Status Quo of Drug Supervision in China” dated July 18, 2008 and issued by the PRC Information Office of the State Council, there were more than 340,000 retail pharmaceutical stores in China in 2007. (See http://former.sfda.gov.cn/cmsweb/webportal/W205/A64028182.html). Given the level of fragmentation and increased regulatory requirements, the Company believes retailers with an effective regional presence and a strong reputation are likely to thrive.

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

Our production plant maintains Good Manufacturing Practice (“GMP”) certification authorized by the national accreditation bodies of the PRC.  A GMP-certified facility operates under the GMP parameters prescribed by the institution granting such certification. GMP parameters are operating standards that are formed to ensure product quality, by regulating the manufacturing space, the storage warehouse for raw materials and finished products, and laboratory areas of the production facility. Hefeng Pharmaceutical operates our production line and holds a general GMP Certificate that was issued on July 14, 2009 and will expire on July 13, 2014, and also holds a GMP Certificate for Small Volume Parental Solution that was issued on July 10, 2006 and will expire on July 9, 2011. The GMP Certificates cover all products that we manufacture, as well as some products that we do not presently manufacture. Both GMP Certificates will be subject to renewal for an additional five-year term.

Raw Materials

We require a supply of quality raw materials to manufacture our products. Historically, we have not had difficulty obtaining raw materials from suppliers. Currently, we rely on numerous suppliers to deliver our required raw materials. We typically enter into one-year contracts with numerous suppliers in China to secure a steady supply of raw materials throughout the year.

Target Market

Our business operations are located in Guangxi province which hosts many second and third-tier cities with less competition in the market of manufacture and distribution of pharmaceutical products. Through our experience in operating in such a business environment, we have accumulated extensive business operating experience in developing a market in second- and third-tier cities and rural areas, and have built a strong reputation and brand name awareness in Guangxi province.  Moreover, we have not only gained valuable experience in operational management, but also built up a strong sales network in Guangxi provision. With the brand name and leading position we have established in Guangxi province, we will continue building and expanding our retail and wholesale business in the second- and third-tier cities and the rural areas in Guangxi province through our current retail stores and the new stores that we may acquire in the future.  Based on continued forecasted growth in Guangxi province, we may apply the business model we have established in Guangxi province to our business expansion in the second- and third-tier cities and the rural areas of our contiguous provinces, such as Yunnan or Huainan provinces.

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

The following table lists the primary competitors for our best selling products produced by Hefeng Pharmaceutical:

Our Product	Competitor’s Product - Company
Corydalis Saxicola Bunting (Yanhuanglian)	Haimingwe Interferon - Qindao Haier Pharmaceutical Handadang - Lianyungang Shentiantang Pharmaceutical Group Tianqing Fuxing Marine and Glucose Injection - Jiangsu Chia-tai Tiangqing Pharmaceutical
We are the only manufacturer of our Yanhuanglian product. These competitors produce alternative products.
Tabellae Sarcandrae	Shanghai Xingcheng Jiahua Pharmaceutical Co. Ltd Jiangxi Tianshi Chinese Medicine Co. Lt Zhejiang Guojing Pharmaceutical Co. Ltd
These companies rely solely on their in-house sales force. We believe that our wholesale network enables us to gain market share more quickly.
Hydroxycamptotbecine Injection	Wuhan Lishizhen Pharmaceutical Co. Ltd Guizhou Hanfang Pharmaceutical Co. Ltd Huangshi Feiyun Pharmaceutical Co. Ltd

Ethacridine Lactate Injection	Jiangsu Tianmiao Disainuo Pharmaceutical Co. Ltd Qinghai Pharmaceutical Manufacturing Co. Ltd
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

In 1998, the PRC State Food and Drug Administration (“SFDA”) introduced the GMP Certificate in order to promote quality and safety of pharmaceutical production. Good Manufacturing Practices were revised in July and October, 2004. We are required to meet GMP standards in order to continue manufacturing pharmaceutical products and health foods. For each new product, we prepare documentation of pharmacological, toxicity, pharmacokinetics and drug metabolism studies in addition to providing samples of the drug. The documentation and samples are then submitted to the provincial food and drug administration. This process typically takes approximately three months. After the documentation and samples have been approved by the provincial food and drug administration, the provincial administration submits the approved documentation and samples to the SFDA. The SFDA examines the documentation and tests the samples and presents the findings to the New Drug Examination Committee for approval. If the application is approved by the SFDA, the SFDA will issue a clinical trial license to the applicant for clinical trials. This clinical trial license approval typically takes one year, followed by approximately two years of trials, depending on the category and class of the new drug. The SFDA then examines the documentation from the trial and, if approved, issues the new drug license to the applicant. This process usually takes eight months. The entire process takes anywhere from three to four years.

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

The SFDA applies Good Supply Practice (“GSP”) standards to all pharmaceutical wholesale distributors as well as to retail to ensure the quality of distribution in China. The currently applicable GSP standards require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. A certificate for GSP standards, or GSP certificate, is valid for five years, except for a newly established pharmaceutical distribution company, for which the GSP certificate is valid for only one year. If our GSP certificate expires without renewal, we will not be able to continue distributing pharmaceutical products, which will cause our wholesale and retail distribution to be terminated.

Competitive Advantages

As a leading pharmaceutical distributor in the region, we are well-positioned to benefit from the strong growth, consolidation, and regulatory reform in the PRC pharmaceutical and healthcare industry.

The PRC healthcare market is one of the fastest-growing healthcare markets in the world, driven by China’s rapidly growing economy, rising living standards, increased health consciousness, large aging population and proactive government policies. Furthermore, the PRC Government recently announced a reform plan to spend RMB 850 billion on healthcare in addition to the regular healthcare budget from 2009 to 2011, in order to increase the availability of healthcare, basic medicines and health insurance coverage for people in China. As a comparison, in 2007, the total healthcare expenditure in China was approximately RMB1.1 trillion, of which approximately RMB230 billion was government spending, according to the Ministry of Health. The healthcare reform plan is expected to accelerate growth in the PRC pharmaceutical industry not only by the increased government spending, but also by the expected increases in private healthcare spending stimulated by larger government subsidies to PRC residents, as per capita healthcare spending remains much lower than in developed countries. We are well-positioned to capture business opportunities resulting from this fast growing market.

Building up a modernized logistic center, a streamlined supply chain and increased capital entrance barrier for smaller competitors to further strengthen our leading position and differentiate in the region.

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

Strong Research and Development Capability

Our research and development department relies upon a research institute jointly formed by us and several renowned Chinese medicine universities, including China Medicine University located in Nanjing China, which focuses on utilizing Guangxi’s natural herbal medicine resources to produce drugs that meet the demand of the Chinese domestic market.  Currently we pay for such research and development on a project by project basis, which helps us to reduce costs related to an in-house research and development team and to have access to the latest advances in this area.  In 2009 we spent approximately $0.1 million on research and development, while we did not spend any amount on research and development in 2010.

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

Extensive Wholesale and Retail Distribution Network and Medi-Care Qualified Stores

We operate wholesale and retail distribution networks covering major cities, townships, and counties of Guangxi province. Our wholesale network offers more than 8,000 pharmaceutical products to our clients. Further, BCT Retail offers more than 3,200 pharmaceutical products in 170 retail stores, holding the leading market position in many major cities of Guangxi province. Among the 170 stores, 21 stores are covered by medi-care insurance plan for citizens and employees. We’ve also signed an MOU with local authorities to be authorized to open 30 retail stores under the New Rural Cooperative Health Issuance Plan.

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

Experienced Management Team with Proven Track Record

Over the past decade, Mr. Huitian Tang, Chairman of our board of directors and other members of our senior management team have provided successful leadership in our operations and increased our revenue and profit. Many members of our senior management team have worked with us since our inception or otherwise have broad experience in the retail industry, and have developed extensive expertise in operating a national chain of drugstores, which is important to our future development. The Chief Operating Officer of Liuzhou BCT, Jinghua Li, has extensive experience in chain store retailing, gained from his four years service with Meidong Bio-technology (AOB), a publicly held multinational pharmaceutical corporation.  In addition, the majority of our mid-level managers and managers of our regional operations and stores have been with us for many years. These managers have obtained extensive experience through our internal management training system and real practice in managing retail stores and distribution centers.

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

Selectively Pursue Complementary Acquisitions of Chain Stores

We currently plan to selectively acquire drugstore chains or independently operated drugstores that complement our existing store network or help us to establish a presence in new markets. In particular, we plan to grow through first acquiring similar businesses in the cities in Guangxi province and then acquiring business targets outside of the Guangxi province. We target retail chains or individual stores in prime locations and with good brand names, well-developed facilities and customer bases, and which are commercially attractive. We believe that our relationship with many industry participants and our knowledge of, and operational expertise in, the drugstore market in China will assist us in making acquisitions. We also believe that we can rapidly and successfully integrate newly acquired stores into our current distribution network and quickly realize operating and financial benefits.

Invest in More Advanced Logistics and Information Management Systems to Improve Cost and Operating Efficiencies

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

Continue to Build Upon Our Integrated Business Platform in Order to Enhance the Synergies between Our Pharmaceutical Distribution, Retail Pharmacy and Other Businesses

We will continue to build upon our integrated business platform in order to enhance the synergies that arise from our pharmaceutical operations spanning the distribution, retail and manufacturing of pharmaceutical and healthcare products and expand our reach to end-customers. We plan to leverage our existing businesses to capitalize on particular opportunities that may arise and create efficiencies and cost savings in our business operations. We also plan to utilize our extensive distribution network to provide reliable supply channels for our retail drug stores which, in turn, will sell the pharmaceutical and healthcare products supplied by our distribution network. Further, we intend to utilize our pharmaceutical manufacturing operations to produce private-label products for our retail pharmacy operations. We expect to maintain the flexibility to reallocate manufacturing capacity of our products in response to potential changes in supply and demand, as well as to control inventory in a way that enables us to meet expected demand for our products. With operations in multiple segments of the pharmaceutical industry, we are able to maintain control over the quality, supply chain management and marketing of our products. We believe that our integrated business platform maximizes the synergies between our businesses by optimizing our operational efficiency while reducing the costs of our customers, allowing us to further solidify our leadership in the PRC pharmaceutical distribution industry.

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

Under the PRC law, we have the exclusive right to use a trademark for products and services for which the trademark has been registered with the State Administration for Industry and Commerce. We use our trademarks throughout our operations and are presently in the process of transferring trademark registrations within our corporate structure to better align registration with usage. Trademark registration is valid for 10 years, starting from the day the registration is approved.  For renewal of registration, an application shall be made within 6 months before the expiration of such 10 years. If no application is made within that period, an extension of 6 months may be granted. We also rely on trade secrets to protect our know-how and other proprietary information.

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

Employees

As of the date of this annual report, we had 1,149 full-time employees and no part-time employees.

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

OUR CURRENT BUSINESS OPERATIONS RELY HEAVILY UPON MR. HUITIAN TANG, OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER, AND ADDING OTHER KEY EMPLOYEES ARE ESSENTIAL TO GROWING OUR BUSINESS.

We have been heavily dependent upon the expertise and management of Mr. Huitian Tang, our Chairman and Chief Executive Officer, and his continued services. The loss of Mr. Tang’s services could seriously interrupt our business operations. Although we have entered into an employment contract with Mr. Tang, pursuant to which Mr. Tang agrees to serve as our full time Chief Executive Officer, and Mr. Tang has not indicated any intention of leaving us, the loss of his service for any reason could have a very negative impact on our ability to fulfill our business plan.  In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

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

THE AVERAGE NUMBER OF DAYS DURING WHICH OUR ACCOUNTS RECEIVABLE ARE OUTSTANDING HAS INCREASED WHICH MAY NEGATIVELY AFFECT OUR BALANCE SHEET AND OUR ABILITY TO COLLECT OUR RECEIVABLES AND FUND OUR OPERATIONS.

Across all of our pharmaceutical, distributing and manufacturing segments the numbers of days during which our receivables are outstanding has increased significantly in 2009 and in 2010.  In the pharmaceutical distribution segment we are obtaining a greater percentage of revenue from hospitals and community health  centers who traditionally have a slower payment cycle.  In our manufacturing segment, we have also experienced an increase in the days during which our receivables are outstanding, because we have extended more generous credit terms to certain of our customers based upon their history with us and in view of the overall financial crisis.  If this slower time to collection should result in an inability to collect a greater percentage of our receivables than previously, the result would be a decrease in the cash available to fund our operations as well as an increase in reserves for receivables which would reduce their value on our balance sheet.

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

●	incur substantial costs to enforce such arrangements; and

●	rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages.

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

FLUCTUATIONS IN EXCHANGE RATES COULD HARM OUR BUSINESS AND THE VALUE OF OUR SECURITIES.

The value of our ordinary shares will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB and the net proceeds (after the payment of fees and expenses in connection with the Private Placement) received by us from the Private Placement will be denominated and our financial results are reported in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following the offering.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.  Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

●	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations;

●	Changes in taxation;

●	Changes in employment restrictions;

●	Import duties; and

●	Currency revaluation.

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

If any such PRC tax applies, a non-PRC resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction against such investor’s domestic taxable income or a foreign tax credit against such investor’s domestic income tax liability (subject to applicable conditions and limitations). In the case of a U.S. Holder (as below), if a PRC tax applies to dividends paid on our common stock, or to gain from the disposition of our common stock, such tax should be treated as a foreign tax eligible for a deduction from such holder’s U.S. federal taxable income or a foreign tax credit against such holder’s U.S. federal income tax liability (subject to applicable conditions and limitations). In addition, the U.S. Holder should be entitled to certain benefits under the Agreement between the Government of the United States of America and the Government of the People’s Republic of China for the Avoidance of Double Taxation and the Prevention of Tax Evasion with Respect to Taxes on Income (the “U.S.-PRC Tax Treaty”), including the treatment of any such income as arising in the PRC for purposes of calculating such foreign tax credit, if such holder is considered a resident of the United States for the purposes of the U.S.-PRC Tax Treaty. Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits. For purposes of this annual report, a “U.S. Holder” is a beneficial owner of our common stock that is for U.S. federal income tax purposes, (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) a trust if (i) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (ii) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

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

OUR SHAREHOLDERS WILL EXPERIENCE DILUTION AS A RESULT OF THE CONVERSION OF OUR CLASS A WARRANTS OR ISSUANCE OF SECURITIES IN FUTURE FINANCINGS.

As of the date hereof, we have Investor Warrants and Agent Warrants outstanding which are exercisable for 2,111,235 shares of common stock. To the extent such Warrants are exercised, there will be further dilution. In the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities. In addition, the issuance and sale of the Preferred Shares, when converted, will result in the issuance of an additional 9,375,000 shares of common stock.

There are additional authorized but unissued shares of our common stock (and also, after amendment of our certificate of incorporation as described above, additional but unissued shares of our preferred stock) that may be later issued by our management for any purpose without the consent or vote of the stockholders. Our current shareholders may be further diluted in their percentage ownership in the event additional shares are issued by us in the future.

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

After taking into account the sale of the Preferred Shares, Ms. Zhang controls approximately 47.3% of the total voting rights of our capital stock on a fully-diluted basis and the holders of the Preferred Shares have approximately 19.7% of the voting rights of our capital stock on a fully-diluted basis, so that together these parties control a majority of the voting rights. This could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Our land use rights are set forth below:

Liuzhou BCT

Liuzhou BCT owns a 2,753.5 square meter land use rights, the term of which expires on November 14, 2053, located at No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, PRC, as its corporate headquarter. In addition, Liuzhou Baicaotang also owns other properties listed below:

1.	Approximately 321.7 square meter land use rights, the term of which expires on March 8, 2047, located at Building 2, 197 No. 3 Middle Road, Liuzhou City, Guangxi province;
2.	Approximately 10.7 square meter land use rights, the term of which expires on December 28, 2044, located at No. 1-3 XingLong Building, Zhongshan Middle Rd., Liuzhou City, Guangxi province;
3.	Approximately 75.2 square meter land use rights, the term of which expires on August 4, 2043, located at Floor 1, 197 No. 3 Middle Road, Liuzhou City, Guangxi province;
4.	Approximately 346.85 square meter land use rights, located at No. 10 Shizi Rd., Luzhai Town, Luzhai County, Guangxi province;
5.	Approximately 5,655.6 square meter land use rights, the term of which expires on November 14, 2053, located at No. 6 Changfeng Rd. Liuzhou City, Guangxi province;
6.	Approximately 886.7 square meter land use rights, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;
7.	Approximately 1,308.5 square meter land use rights, the term of which expires on August 4, 2053, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;
8.	Approximately 1,084.5 square meter land use rights, the term of which expires on November 14, 2053, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;
9.	Approximately 1,558.05 square meter land use rights, the term of which expires on May 28, 2057, located at Desheng Village, Litang Town Bingyang County, Guangxi province;
10.	Approximately 380.6 square meter land use rights, the term of which expires on August 4, 2043, located at No. 15 May First Rd,, Liuzhou City, Guangxi province.

Hefeng Pharmaceutical

Hefeng Pharmaceutical owns a 44,982.18 square meter business facility located at 3 Development District, Donglan County, which is used as its principal executive offices and plant.

BCT Retail

The principal executive offices of BCT Retail are located at No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, PRC. The office space that BCT Retail is using is owned by Liuzhou BCT.  BCT Retail has used the office space free of charge and without any lease agreement.  BCT Retail currently operates 170 retail chain stores. Most of the chain stores managed by BCT Retail are located in  the following towns, counties and municipal cities: Liuzhou City, Ronghui County, Sangjiang County, Liujiang County, Nandan County, Yongfu County, Bama County, Binyang County, Yongan County, Laibin City, Zhaoping Country and Rongan County.

BCT Retail's retail chain stores range in size from 85 square meters to 168 square meters. Except for two retail stores which are owned by Liuzhou BCT and used by BCT Retail free of charge and without any lease agreement, all other chain stores are leased. The monthly rents of the chain stores range from approximately $140.00 to $3,000.00, and most of the leases have a three year term.  All the lease agreements have similar terms and provisions.

ITEM 3.      LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or their subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.              RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCBB under the trading symbol “CNBI.OB”. Prior to March 3, 2010, our common stock was not traded on the OCTBB.

The following table sets forth the high and low bid information for our common stock for the period from January 1, 2008 through December 31, 2010. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

Common Stock
	High	Low
First quarter 2009*	$-	$-
Second quarter 2009*	$-	$-
Third quarter 2009*	$-	$-
Fourth quarter 2009*	$-	$-
First quarter 2010 (commencing on March 3, 2010)	$3.00	$2.60
Second quarter 2010	$4.23	$3.05
Third quarter 2010	$4.00	$2.71
Fourth quarter 2010	$3.31	$2.44

*No bid information is available for such period.  Trading commenced on March 3, 2010.

As of March 29, 2011, there were 146 holders of record of our common stock.

Dividends

During the fiscal years ended December 31, 2008 and 2007, Liuzhou BCT declared and paid to its original shareholders cash dividends in the aggregate amount of $6,940,000 and $2,044,056, respectively. No dividend was paid in 2009 or 2010.

The declaration or payment of any future cash dividend will be at the discretion of the Board and will depend upon the earnings (if any), capital requirements and financial position of the company, general economic conditions, and other pertinent factors. It is our present intention not to declare or pay any cash dividends in the foreseeable future, but rather to reinvest earnings (if any), in our business operations.

Securities authorized for issuance under equity compensation plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	5,941,167.5
Total	-	$-	5,941,167.5

On June 27, 2010, our board of directors adopted the China BCT Pharmacy Group, Inc. 2010 Omnibus Securities and Incentive Plan (the “Plan”) for the benefit of our employees, nonemployee directors and consultants and the employees, nonemployee directors and consultants of its affiliates, for purposes of assisting us to attract, retain and provide incentives to key management employees and nonemployee directors of, and non-employee consultants to, us and our affiliates, and to align the interests of such individuals with those of our stockholders.  The aggregate number of shares of common stock that may be issued under the Plan shall not exceed 12.5% of the total shares of common stock which are issued and outstanding and shares of common stock issuable upon the conversion of any outstanding shares of preferred stock of the Company.

The Company’s 2010 Omnibus Securities and Incentive Plan is described in more detail under the heading “2010 Omnibus Securities and Incentive Plan” in Item 11 below.

Recent Sales of Unregistered Securities

On February 28, 2011, the Company consummated a transaction with Milestone, pursuant to which Milestone purchased 9,375,000 Preferred Shares, par value $.001 per share in a private placement transaction, for an aggregate purchase price of $30 million in cash less expense reimbursement of up to $400,000 for certain reasonable legal and other expenses incurred by Milestone in connection with the Transaction.  The sale of the Series A Convertible Preferred Shares was completed pursuant to an agreement between the Company and Milestone, dated January 18, 2011.  The securities issued to Milestone became immediately convertible into Common Stock of the Company upon issuance. The initial conversion price of $3.20 per share is subject to adjustment for dilutive transactions, stock splits and other reclassifications and, to the extent provided in a performance measure, for the 2011 financial performance of the Company. The securities will be automatically converted upon consummation of a public offering, of common stock in an amount of $60 million at a time when the Company’s market capitalization is $300 million or greater, it is listed on a national exchange and the offering price is at least two times the then applicable adjusted conversion price.  The issuance of securities was exempt from registration pursuant to Section 4(2) of the Securities Act since the issuance of the securities did not involve a public offering.  The offering was not a “public offering” as defined in Section 4(2) due to the limited number of persons involved in the transaction and the manner of the offering. We believe that the sole investor was a sophisticated and an accredited investor.

Issuer Purchases of Equity Securities

None.

ITEM 6.              SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

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

Pharmaceutical Distribution Segment:

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instrument from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for the other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the year ended December 31, 2010, our pharmaceutical distribution segment accounted for approximately 72.4% of our total revenue after elimination of inter-segment sales.

Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 1.2%, 0.1%, 0.35%, 13.2%, and 85.15% of our pharmaceutical distribution segment’s total revenue in 2010, respectively. The terms of our distribution agreements vary between supplies and vary in terms of payment period, arrangement of delivery, pricing and quality requirements. The general payment period terms vary from advance deposit, to cash on delivery, and to payment ranging from one month to six months from the date of delivery, and the payment can be settled by means of bank collection, remittance, bills payable, and postal check. Our top 10 suppliers in our pharmaceutical distribution segment accounted for 23.2% of our purchases in 2010.

Retail Pharmacy Segment:

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 170 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.” Our retail stores provide convenient, high-quality, and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical products and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan. There is no difference in the sales price of our products in our medi-care qualified stores between cash and medi-card payment.  Prior to July 2009, co-payment was collected with respect to certain payments by medi-card.  Since July 2009, due to a change in the national insurance plan, no co-payments are required under the national insurance plan.  For the year ended December 31, 2010, our retail pharmacy segment accounted for approximately 22.2% of our total revenue after elimination of the inter-segment sales.

The following table sets forth the breakdown of accounts receivable for our retail pharmacy segment as of December 31, 2010 and 2009:

(in thousands)	As of December 31,
	2010	2009
Payor
National Program	$349	$295

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

Manufacturing Pharmacy Segment:

Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land of which we own the use rights. Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.   For the year ended December 31, 2010 our manufacturing segment accounted for approximately 5.4% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

We expect to focus on obtaining more contracts for the distribution side of our business. As the centralized bidding for the 2011 contract is expected to be closed in the second quarter of year 2011, so far, to our best knowledge, we have won 2,000-3,000 more product distribution rights with regard to our hospital and clinic clients, which represents approximately a 50% increase compared to our product distribution rights in 2010. In addition, we hope to increase the number of bids awarded to us for counties and cities under the New Rural Cooperate Medicare from the 6 counties and cities that were awarded to us in last year’s bidding.

We continuously focusing on fast growing our retail pharmacy networks by selectively acquiring drugstore chains or independently operated drugstores that complement our existing store network or help us to establish a presence in new markets. In particular, we plan to grow through first acquiring similar businesses in the cities in Guangxi province and then acquiring business targets outside of the Guangxi province. We target retail chains or individual stores in prime locations and with good brand names, well-developed facilities and customer bases that are complementary to ours, and which are commercially attractive. We believe that our relationship with many industry participants and our knowledge of, and operational expertise in, the drugstore market in China will assist us in making acquisitions. We also believe that we can rapidly and successfully integrate newly acquired stores into our current distribution network and quickly realize operating and financial benefits.

We intend to expend a total of RMB 125 million, or approximately $18.4 million for the opening of 250 additional chain stores in 2010 and 2011. We will put priority in focusing on quality rather than quantity of the stores that we are going to acquire. In order to satisfy and fully implement our growth strategy, we will need to raise money, through equity or debt financing, either in a private placement or a public offering.  However, there are no assurances that such financing will be available or available on terms acceptable to us.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

RESULTS OF OPERATIONS

The following table sets forth the key components of our results of operations for the periods indicated.

	Year ended December 31,
	2010		2009
	’000	% of total sales	’000	% of total sales
Sales revenue	$200,813	100.0	$136,087	100.0
Cost of sales	151,988	75.7	100,579	73.9
Gross profit	48,825	24.3	35,508	26.1
Operating expenses
Administrative expenses	8,097	4.0	4,593	3.4
Research and development expenses	-	-	100	0.1
Selling expenses	5,350	2.7	3,866	2.8
Total operating expenses	13,447	6.7	8,559	6.3

Income from operations	35,378	17.6	26,949	19.8
Non-operating income (expense)
Interest income	11	-	16	-
Other income	169	0.1	125	0.1
Change in fair value of warrant liabilities	582	0.3	-	-
Other expenses	(463)	(0.2)	(6)	-
Finance costs	(878)	(0.4)	(1,414)	(1.0)
Exchange loss	(24)	-	-
Total non-operating income (expense)	(603)	(0.3)	(1,279)	(0.9)
Income before income taxes	34,775	17.3	25,670	18.9

Income taxes	(9,086)	(4.5)	(6,262)	(4.6)
Net income	$25,689	12.8	$19,408	14.3
Other comprehensive income
Foreign currency translation adjustments	2,317	1.2	57	-
Total comprehensive income	$28,006	13.9	$19,465	14.3

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the years ended December 31, 2010 and December 31, 2009.  For the year ended December 31, 2010, we had approximately $31 million of inter-segment revenue, which includes approximately $30 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $835,000 in sales from our manufacturing pharmacy segment to our distribution pharmacy segment.  External segment revenue refers to segment revenue after inter-segment elimination.

	Year ended December 31,
	2010		2009
	’000	% of total sales revenue	’000	% of total sales revenue
External Segment revenue
Pharmaceutical distribution	$145,390	72.4	$97,137	71.4
Retail pharmacy	44,594	22.2	31,223	22.9
Manufacturing pharmacy	10,829	5.4	7,727	5.7
	$200,813	100.0	$136,087	100.0
Inter-segment revenue	$31,012		$22,492

Sales Revenue

During the year ended December 31, 2010, we had sales revenue of $200.8 million, as compared to sales revenue of $136.1 million during the year ended December 31, 2009, an increase of $64.7 million or approximately 47.5%. This increase was mainly attributable to an increase in sales revenue of $48.3 million from our pharmaceutical distribution operations. Sales revenue derived from our pharmaceutical distribution segment amounted to $145.4 million, which accounted for 72.4% of our total sales revenue. In addition, the respective increase of $13.4 million and $3.1 million of our retail and manufacturing segments also contributed to the increase in the sales revenue during the period

Pharmaceutical Distribution Segment

We derive the majority of our revenue from our pharmaceutical distribution segment from sales of pharmaceutical products. We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, Western and TCM, as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Year ended December 31
	2010		2009
	‘000	% of sales	‘000	% of sales
Hospitals	$100,706	69.3	$71,541	73.6
Other drug stores	8,459	5.8	219	0.2
Clinics and health care centre	21,793	15.0	4,910	5.1
Distributors and others	14,432	9.9	20,467	21.1
Total	$145,390	100.0	$97,137	100.0

Revenue from our pharmaceutical distribution segment increased by 49.7% from $97.1 million for the year ended December 31, 2009 to $145.4 million for the year ended December 31, 2010. The increase was the result of   increase of volume of sales by approximately $52 million after offset by the reduction in price levels by approximately $9 million. The price change was mainly attributed to the change of price levels paid by hospitals as a result of PRC Government-mandated collective tender process. The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of $29.1 million in sales to hospitals and $16.9 million in sales to clinics and health care centers after offsetting the decrease in sales to distributors by $10.7 million as a result of more of our resources being allocated to the development of hospital customers. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan and the implementation of the New Rural Cooperative-Medicare plan. The increase in sales to clinics and health care centers was attributed to the penetration of the market at the community region after we won the six city and townships’ distribution business bid from Basic Drugs Catalogue Plan in the middle of 2009.  The increase in sales to other drug stores was the result of the increase in the quantity and range of products to the existing and new stores in the county area in which we also implemented a marketing program.

Retail Pharmacy Segment

Revenue from our retail pharmacy segment  increased by 42.9% from $31.2 million for the year ended December 31, 2009 to $44.6 million for the year ended December 31, 2010. The increase was the result of the increase in average price level by $3 million and in sales volume by approximately $10.4 million. The price change was the result of the increase of cost of merchandise and in the price level of the national insurance catalogue which our retail prices are sold by reference to. The slight increase in our retail prices was the result of the adjustment of our selling prices in accordance with the increased cost of merchandise. The increase in sales volume was primarily attributed to the sales which resulted from the acquisition and opening of 105 stores during the period. In addition, revenues derived from five stores which were opened in the second half of 2009 also contributed to the growth of the sales. In addition to acquisition, the growth was derived partly by the increase of sales through medi-care insurance cards as a result of an increase in the portion of pharmacy products entitled to be reimbursed by the PRC government, as well as an increase in the number of people covered by insurance.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each year:

	Year ended December 31,
	2010	2009
	‘000	‘000
Existing stores (1)	$33,191	$30,379
New stores (2)	11,403	844
Total (include closed stores)	$44,594	$31,223

No. of stores	170	66

(1) Includes sales derived from the stores which were closed during the fiscal period ended 2010. One store was closed during the fiscal period ended 2010 and the sales derived from this said period were $113,000, while corresponding sales for the period ended 2009 were $442,000 approximately.

(2) Represents the 105 stores opened during the year ended December 31, 2010, including the 93 stores acquired during the fiscal period ended December 31, 2010.

Manufacturing Pharmacy Segment

Revenue from our manufacturing pharmacy segment increased by 40.3% from $7.7 million for the year ended December 31, 2009 to $10.8 million for the year ended December 31, 2010. The increase was attributed to the change in volume of sales and not affected by price factors.

Cost of Sales

Cost of Sales was $152.0 million for the year ended December 31, 2010 as compared to $100.6 million for the year ended December 31, 2009. Our cost of sales consists of the cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs. The increase was primarily due to an increase in the costs of purchasing merchandise following the increase in our revenue.

Gross Profit

Gross profit was $48.8 million for the year ended December 31, 2010 as compared to $35.5 million for the year ended December 31, 2009, representing an increase of $13.3 million or approximately 37.5%. The gross profit margin was 24.3% and 26.1% for the year ended December 31, 2010 and December 31, 2009 respectively. The gross profit margin was relatively stable; we maintain the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The slight decrease in profit margin was mainly attributed to the reduction of the portion of gross margin from our distribution segment.

Pharmaceutical Distribution Segment

The respective gross profit margin for our pharmaceutical distribution segment was approximately 19.4% and 21.1% for the year ended December 31, 2010 and 2009, respectively. The cost of sales includes only the cost of merchandise.  In order to penetrate and capture the growth of the medical insurance plan, we attempted to satisfy the demand of hospital customers for both high-profit margin and low-profit margin products.. This results in a slight decrease in the gross profit margin between year 2010 and year 2009.

Retail Pharmacy Segment

The respective gross margin for our retail pharmacy segment was approximately 31.1% and 32.5% for the year ended December 31, 2010 and 2009, respectively.   The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise. The reduction in gross profit margin was primarily attributed to our strategy of using a marketing campaign which offered price reductions. Further, the goods acquired from acquisition have a higher cost of sales as part of the selling expenses have been expensed.

Manufacturing Segment

The respective gross profit margin for our manufacturing segment was approximately 63.0% and 62.2% for the year ended December 31, 2010 and 2009, respectively.  The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and miscellaneous costs.  There was no material price change for the cost of sales and our prices, and the gross profit was stable for each of our products manufactured.

Selling, research and development, and administrative expenses totaled $13.4 million for the year ended December 31, 2010, as compared to $8.6 million for the year ended December 31, 2009, representing an increase of $4.9 million or approximately 57.1%.

Selling Expenses

Selling expenses increased by 38.4% from $3.9 million for the year ended December 31, 2009 to $5.4 million for the year ended December 31, 2010. The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare, commission and transportation costs in connection with our increased sales and marketing activities. The percentage of our selling expenses to our total revenue was relatively stable and was 2.7% and 2.8% for the years ended December 31, 2010 and December 31, 2009, respectively.

Pharmaceutical Distribution Segment

The selling expenses of our pharmaceutical distribution segment increased by 24.7% from $1.8 million for the year ended December 31, 2009 to $2.3 million for the year ended December 31, 2010. The increase was primarily due to the increase in our marketing staff’s salaries and welfare by $0.5 million in connection with our marketing activities.

Retail Pharmacy Segment

The selling expenses of our retail pharmaceutical distribution segment increased by 64.3 % from $1.4 million for the year ended December 31, 2009 to $2.3 million for the year ended December 31, 2010. The increase was primarily due to the increase in our salaries and staff welfare to retail staff by $0.8 million in connection with our increase in the number of staff upon the opening and acquisition of 105 stores.  Further, the increase was contributed to by the increase in utility charges by $0.07 million due to the opening of the new stores.

Manufacturing Pharmacy Segment

The selling expenses of our manufacturing segment increased by 20% from $0.59 million for the year ended December 31, 2009 to $0.71 million for the year ended December 31, 2010. The increase was primarily due to the increase in commission paid to regional sales representatives by $0.15 million upon the increase in sales. The increase was offset partially by a reduction in advertising.

Administrative Expenses

Administrative expenses increased by 76.3% from $4.6 million for the year ended December 31, 2009 to $8.1 million for the year ended December 31, 2010. The increase in administrative expenses for the year ended December 31, 2010 was primarily due to an increase in the incurrence of fees and salaries in connection with the compliance of being a public company by $1.0 million as well as the incurrence of share based compensation of $1.3 million. Further there was an increase in staff cost inclusive of wages and salaries and staff benefits of $0.9 million, and the rental expenditures resulting from the opening of new stores, which was approximately $0.5 million. The percentage of our administrative expenses to our total revenue increased from 3.4% in 2009 to 4.0% in 2010 and was mainly attributed to the increase in salary level.

Pharmaceutical Distribution Segment

The administrative expenses of our pharmaceutical distribution segment increased by 9.1% from $3.3 million for the year ended December 31, 2009 to $3.6 million for the year ended December 31, 2010. The increase was primarily due to the increase in our salaries, post-employment benefits to our staff by $0.7 million upon the expansion of our business and the salary increment in line with the inflation in PRC. The increase was offset by the absence of write offs of long outstanding receivables by $0.2 million which we made last year.

Retail Pharmacy Segment

The administrative expenses of our retail pharmaceutical distribution segment were increased by 140 % from $0.5 million for the year ended December 31, 2009 to $1.2 million for the year ended December 31, 2010. The increase was primarily due to the increase in rental charges by $0.5 million upon the increase in the number of new stores opened during the year. Further, there is additional $0.24 million service cost incurred after the acquisition of stores.

Manufacturing Pharmacy Segment

The administrative expenses of our manufacturing segment were $0.7 million and $0.65 million for the year ended December 31, 2010 and 2009, respectively.

Research and Development

Research and development expenses were $0.1 million for the year ended December 31, 2009 while no expenses were incurred for the year ended December 31, 2010.  We only incur expenditures on research and development for our manufacturing segment. In prior years, most expenditure was spent in connection with the initial phase of research and the feasibility of development; however, we did not have any expenditure for research and development during the year ended December 31, 2010.

Change in Fair Value of Warrants

For the year ended December 31, 2010, we incurred a non-cash gain of $0.6 million unrelated to our operations which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before Income Tax

As a result of the foregoing, our income before income tax increased by 35.4% to $34.8 million for the year ended December 31, 2010 compared to $25.7 million for the same period in 2009. The percentage of our income before income tax to total revenue decreased slightly from 18.9% in 2009 to 17.3% in 2010 and was mainly attributed to the increase in our staff costs related to expanding our business as well as the incurrence of costs in compliance as a result of being a public company. Further there is the occurrence of charges related to the change in fair value of warrants and share based compensation.

Pharmaceutical Distribution Segment

Our income before income tax from distribution operations increased by 52.6% from $15.2 million for the year ended December 31, 2009, to $23.2 million for the year ended December 31, 2010. The profit margin increased to 16.4% from 15.6%

Retail Pharmacy Segment

Our income before income tax from the retail pharmacy segment increased by 25.3% from $7.1 million, for the year ended December 31, 2009, to $8.9 million, for the year ended December 31, 2010. The profit margin increased to 49.9% from 23.1%. The substantial increase in profit margin is attributed to the presence of low overhead cost.

Manufacturing Segment

Our income before income tax from manufacturing pharmacy segment operations increased by 54.3% from $3.5 million for the year ended December 31, 2009 to $5.4 million for the year ended December 31, 2010. The profit margin increased to 49.9% from 44.9%.

Net Income

As a result of the above factors, we had net income of $25.7 million for the year ended December 31, 2010 as compared to $19.4 million for the year ended December 31, 2009, representing an increase of $6.3 million or approximately 32.5%.  For the year ended December 31, 2010, our net income was impacted by a non-cash gain of $0.6 million as a result of warrant liabilities and share-based compensation unrelated to our operations of $1.3 million.  Excluding this $0.8 million (net) non-cash charge, our net income for the year ended December 31, 2010 would have been $26.5 million, representing an increase of 36.6% from the same period in 2009.

Earnings per Share

For the fiscal year ended December 31, 2010, our basic earnings per share was $0.67, representing an increase of 9.8%, compared to the same period in 2009. For the year ended December 31, 2009, our basic earnings per share was $0.61.

Liquidity and Capital Resources

Our principal sources of funds are cash generated from operations and various short-term and long-term bank loan borrowings and certain credit facilities inclusive of bills payable, as well as cash contributions from certain directors and related companies.  Our primary liquidity requirements are to finance working capital, to fund the payment of interest and principal due on indebtedness and to finance acquisitions of expansion of our facilities and operations. As of December 31, 2010, $8.9 million of our bank indebtedness was due within one year and $1.9 million was due beyond one year.  During the year ended December 31, 2010 we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted Cash and Cash equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of December 31, 2010 and December 31, 2009, our restricted cash was approximately $1.3 million and $1.2 million respectively.  As of December 31, 2010 and 2009 we had cash of $20.2 million and $13.3 million, respectively, excluding restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from our operating services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements (other than acquisitions) for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
	’000	‘000
Net cash provided by operating activities	$15,889	$6,921
Net cash provided by (used in) investing activities	(9,169)	1,343
Net cash provided by (used in) financing activities	(528)	3,707
Foreign currency translation	661	68
Net increase in cash and equivalents	6,853	12,039
Cash and cash equivalents, beginning of year	13,304	1,265
Cash and cash equivalents, end of year	$20,157	$13,304

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

Cash provided by operating activities was $15.9 million for the year ended December 31, 2010 compared to $6.9 million for fiscal 2009, representing a increase of $9 million or approximately 130.4%. Operating cash flows for 2010 reflects primarily net cash receipts derived from business operations. The increase in net cash from operating activities was primarily attributable to the increase in net profit. Despite the slowdown of accounts receivable payment, which increased from 77 days to 95 days, the effect is offset by our delay in cash payments to vendors and   the contribution of the cash inflow from the retail segment.

For our pharmacy distribution segment, accounts receivable turnover days for the year ended December 31, 2010 were 121 as compared to 96 in 2009. The increase in turnover days was attributable to two factors. First, there is an increase in the portion of our sales to hospitals and also the community service centre which comprised 87% of total sales as compared with  78.7% in 2009.  Hospitals and mostly the community service centre, which are owned by the PRC government, have comparatively longer payment cycles.  In the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government.  We believe that it is highly unlikely that a liquidation of one of our hospital and community health care center customers will occur, and that the recovery of accounts receivable from them are highly secure.  Therefore, it is our customary practice to grant a longer credit period.  There have been no instances of write-offs of any receivables owed by a hospital or the community health care centers. In addition to this, our distributor customers still take a high percentage of receivables even though the percentage of sales dropped. In fact, it is our practice to offset the account receivable and account payable for each distributor. It is common that the distributors act as both the vendor and customers of the company. We are allowed to offset the amount yearly upon the mutual consent over the amounts owed by and to the parties.  As we still owe money to these distributors, we are going to verify the balance owed between us. As of December 31, 2010, there are a number of debts remaining to be offset, resulting in a relatively high balance of receivables from distributors.

For our retail segment, accounts receivable turnover days remained unchanged and was 3 days for both the years ended December 31, 2010 and December 31, 2009.  We generally receive cash from the customer at the retail store except for our medi-care qualified stores. The accounts receivable comprised only the medi-card reimbursement under the national program.

For our manufacturing segment, the accounts receivable turnover days were 124 in 2010 compared to 128 in 2009.  The reduction was attributed to the effort of the regional manager to monitor the collection of debts

Investing Activities

Our cash flow from investing activities primarily consists of  purchases of property, plant and equipment and the acquisition of assets of drug stores by our retail segments together with the proceeds from the disposal of leasehold land. Cash used in investing activities was $9.2 million for the year ended December 31, 2010, compared to $1.3 million of cash provided by investing activities for the same period in 2009, representing a decrease of $10.5 million. The increase in cash used was primarily due to both the deposit and the payment for the acquisition of the chain stores of $6.0 million and the payment of a long term deposit of $3.4 million.

Financing Activities

Our cash from financing activities is derived primarily from private placements of securities and bank loan activities.. Cash used in financing activities was $0.6 million for the twelve months of fiscal year 2010, compared to $3.7 million provided by financing activities for fiscal year 2010, a decrease of cash from financing activities by $4.3 million. The decrease of cash from financing activities was primarily due to the repayment of other loans of $2.2 million for the year ended December 31, 2010 as compared to $.0.6 million of other loans being repaid for the year 2009. In addition, we have proceeds from private placement of $5.3 million for the year ended December 31, 2009 while only $2.3 million were received for the year ended December 31, 2010.

Working Capital

Our working capital as of December 31, 2010 was $53.2 million.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations. Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of payment when compared with other customers and the increase in the proportion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of December 31,
	2010	2009
	‘000	‘000
Hospitals	$45,476	$27,445
Other drug stores	2,971	15
Clinics and health care centre	8,434	189
Distributors and others	7,548	4,602
Total	$64,429	$32,251

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

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of December 31, 2010 were $8.9 million while long term bank borrowings outstanding as of December 31, 2010 were $1.9 million. The loans are from various financial institutions and represent the maximum amount of each facility except for bills payable facility. The short term loans bore an average interest rate of 5.84% per annum and it was adjusted currently or quarterly in accordance with the loan rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have three to seven years terms. Part of the borrowings mature at various times over the next years and part of the borrowings are repayable by monthly installments within the five years before maturity.  The loans bear an interest rate from 6.48% to 7.74% which were adjusted currently on an annual basis in accordance with the loan rate of the People’s Bank of China

These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

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

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our consolidated financial statements.

Goodwill

We account for goodwill in accordance with the provisions of ASC 805, “Goodwill and Intangible Assets” (“ASC 805”). We conduct impairment tests on an annual basis and, in addition, if we notice any indication of impairment, we conduct such test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We conducted an impairment test as of December 31, 2010 and no impairment loss was identified.

Long-lived Assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.  We periodically evaluate potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The application of the impairment test requires judgment inclusive of the future cash flow attributable from the use of the asset. If the asset is determined not to be recoverable, it is considered to be impaired and the impairment is recognized.

Depreciation

Depreciation is provided on a straight-line basis over estimated useful lives.  We determine the estimated useful lives, residual values and related depreciation charges for our property, plant and equipment.  This estimate is based on the historical experience of the actual useful lives and residual values of property, plant and equipment of similar nature and functions. We will revise the depreciation charge where useful lives and residual values are different from those previously estimated, or we will write-off or write-down technically obsolete or non-strategic assets that have been abandoned or sold.

Allowances for Doubtful Accounts

We establish the general provisioning policy to make allowance equivalent to 40% of gross amount of trade receivables due between half and one year and 100% of gross amount of accounts receivable due over 1 year.  Additional specific provision is made against trade receivables whenever they are considered to be doubtful. We make judgments about the customer’s ability to pay its outstanding invoices on a timely basis and whether its financial position might deteriorate significantly in the future affecting its capability for payment.

Allowances for Inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts of demand by our customers, sales contracts and orders in hand. As of December 31, 2010, 2.8% of  our inventory will expire within 1-6 months, 15.1% will expire within 7 to 9 months time, 16.8% will expire within 10 to 12 months time, 65.4% of inventory will expire in over 1 year. We estimate the extent of provision to be made should the inventory fall within 6 months before the expiration upon assessing the capability of the sales campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that  the drugs are still marketable and estimate the provision upon the future demand and the current inventory level.

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

During the fiscal year ended December 31, 2010, $653,459 worth of goods was returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discount or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except when the goods are damaged during the delivery process. As the return of goods is not allowed, we only assess and estimate the return arising from damage during the delivery process and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and the introduction of new products as these factors are not relevant to us for the estimate of return.

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

On December 30, 2009, the board of directors of China BCT Pharmacy Group, Inc. terminated Bernstein & Pinchuk LLP, an Independent Member of BDO SEIDMAN Alliance (“Bernstein”) as the independent registered accounting firm, and engaged PKF, Certified Public Accountants, Hong Kong, China, a member firm of PKF International Limited network of legally independent firms (“PKF HK”), to serve as the Company’s independent auditors. Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended:

(a)	(i)	Bernstein was terminated as our independent registered public accounting firm effective on December 30, 2009.

(ii)
For the two most recent fiscal years ended March 31, 2009 and 2008, Bernstein’s reports on the financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than for a going concern.

	(iii)	The termination of Bernstein and engagement of PKF HK was approved by our board of directors.

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

(b)	(i)	On December 30, 2009, we engaged PKF HK to serve as our independent registered public accounting firm.

(ii)
Prior to engaging PKF HK, we had not consulted PKF HK regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with PKF HK regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

	(iii)	We did not have any disagreements with PKF HK and therefore did not discuss any past disagreements with PKF HK.

(c)		Bernstein furnished us with a letter addressed to the SEC stating that it agrees with the statements made by us regarding Bernstein.

On July 15, 2010, we engaged PKF, Certified Public Accountants, A Professional Corporation, Glendale, California, a member firm of PKF International Limited network of legally independent firms (“PKF California”), as our principal accountant, and dismissed PKF, Certified Public Accountants, Hong Kong, China, a member firm of PKF International Limited network of legally independent firms (“PKF HK”), from that role.

Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended:

(a)	(i)	PKF HK was terminated as our independent registered public accounting firm effective on July 15, 2010.

(ii)
For the two most recent fiscal years ended December 31, 2009 and 2008, PKF HK’s reports on the financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than for a going concern.

	(iii)	The termination of PKF HK and engagement of PKF California was approved by our audit committee.

(iv)
We and PKF HK did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal years ended December 31, 2009 and 2008, and subsequent interim period through the date of dismissal, which disagreements, if not resolved to the satisfaction of PKF HK, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

	(v)	During our fiscal years ended December 31, 2009 and 2008, and subsequent interim period through the date of dismissal, we did not experience any reportable events.

(vi)
The reports of PKF HK on our financial statements for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of an opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(b)	(i)	On July 15, 2010, we engaged PKF California to serve as our independent registered public accounting firm.

(ii)
Prior to engaging PKF California, we had not consulted PKF California regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with PKF California regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

	(iii)	We did not have any disagreements with PKF California and therefore did not discuss any past disagreements with PKF California.

(c)		PKF HK furnished us with a letter addressed to the SEC stating that it agrees with the statements made by us regarding PKF HK.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

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

•	prepared its financial statements without the reliance on the external auditors and developed the tax provision internally for the 2010 annual financial statements

•	implemented procedures requiring proper documentation and approval for adjusting journal entries (including elimination entries for consolidation);

•
implemented procedures to require the preparation and review of a financial disclosure checklist by financial staff in the preparation of interim and annual financial statements prepared under US GAAP.

This review and the resulting remediation program were completed in the second quarter of 2010 and the new controls installed during that period. Under the program that has been installed, the Company has engaged BDO CHINA SHU LUN PAN Certified Public Accountants to assist the Company to test its internal control system. On the basis of its review and the actions taken pursuant to the new procedures, however, the Company has concluded that its disclosure controls and procedures were effective for the period which is the subject of this report.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on an evaluation of our disclosure controls and procedures as of December 31, 2010 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures were effective.  We have engaged BDO CHINA SHU LUN PAN Certified Public Accountants in the first quarter of 2011 to assist our internal control department to rigorously performance its role in SOX 404 compliance.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In connection with the filing and preparation of this annual report and after the implementation of the remediation program described above, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s  assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

.
PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and directors as of March 31, 2011. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the board, or his or her successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
Huitian Tang	49	Chairman & Chief Executive Officer

Xiaoyan Zhang	37	Director & Chief Financial Officer

Engleong Lee	43	Independent Director

Simon Choi	50	Independent Director

Manwai Chiu	49	Independent Director

Yunli Lou	43	Director

Mr. Huitian Tang

Mr. Tang was appointed as our CEO on December 30, 2009 and as our Chairman on January 14, 2010.    Mr. Tang is a registered pharmacist and has been the president of Liuzhou BCT since 2001.  In 1993, he was hired as the general manager by Liuzhou BCT (f/k/a Guangxi Liuzhou Wholesaler) and was promoted to president of the company in 2001. Mr. Tang has over 25 years experience in the traditional Chinese medicine industry. As the president of Liuzhou BCT, Mr. Tang has been responsible for the formulation of strategies, decision-making on investment projects and development directions on the operations and overall business management, and led us successfully through the privatization process in 2001. Prior to his employment with Liuzhou BCT in 1993, Mr. Tang was employed by Guangxi Jinchengjiang Medicine Wholesaler Group from 1983 to 1993 where he was deputy general manager.  In July 1983, Mr. Tang received a Bachelor of Chinese Pharmacy from Guangxi Chinese Medicine University.  As our CEO, we believe that Mr. Tang’s extensive experience in the traditional Chinese medicine industry and his essential knowledge of the Company’s operations provide him with significant insights into our business which make him qualified to be the Chairman of our board of directors.

Ms. Xiaoyan Zhang

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

Mr. Engleong Lee

Mr. Lee was appointed as our director on June 7, 2010.  Mr. Lee has been the Group Chief Financial Officer for Alliance Bank Malaysia Berhad since January 2010, responsible for the overall strategy and management of group finance. From 2000 to 2010, he held various positions with Microsoft Corporation, most recently as the CFO of Microsoft Greater China.  Mr. Lee also has over 20 years of experience in public accounting, financial reporting and auditing, including tenures with KPMG and Price Waterhouse. Mr. Lee is a Certified Public Accountant and Chartered Accountant of Malaysia and is a member of Malaysian Institute of Accountants and the Malaysian Institute of Internal Auditors. Mr. Lee received a degree in accounting in 1992 from the Malaysian Institute of Certified Public Accountants (MICPA) and qualified as a Certified Public Accountant with MICPA in 1993.  We believe that Mr. Lee’s extensive experience in public accounting, financial reporting and auditing provides him with a valuable perspective from which he helps advise the board of directors.

Mr. Simon Choi

Mr. Choi was appointed as our director on June 7, 2010.  Mr. Simon Choi has been International Legal Counsel for TCL, a global TV manufacturer, since February 2005. From 1998 to 2005, Mr. Choi was the Legal Counsel and Company Secretary of Simatelex, a Hong Kong OEM small electrical appliances manufacturer, where he advised on a variety of corporate legal matters. Earlier in his career, Mr. Choi was an Assistant Solicitor of Hastings & Co, Solicitors, where he specialized in banking, corporate finance, general commercial and PRC practice. Mr. Choi is also an active PRC legal advisor to the Hong Kong Electrical Appliances Manufacturers Association, a major trade association in Hong Kong. Mr. Choi received an LLB from Peking University in 1991, an LLM from London University in 1992 and a CPEC in Law from Hong Kong University in 1994.  Mr. Choi was admitted as a Solicitor of the Supreme Court of England and Wales in 1998 and as a member of the Institute of Linguists in 1996.  We believe that Mr. Choi’s diverse legal background and familiarity with PRC law provides him with a unique and valuable legal perspective from which he helps advise the board of directors.

Mr. Manwai Chiu

Mr. Chiu was appointed as our director on June 7, 2010.  Mr. Man Wai Chiu has served as the Chief Operating Officer of Deer Consumer Products, Inc. since May 2007, where he manages sales, sourcing, shipping and accounting. From April 1997 to May 2007, he held various positions at Hamilton Beach Proctor-Silex, Inc., most recently as the Sourcing Director. Mr. Chui received his Bachelor of Laws from the University of London and MBA from Charles Sturt University in Australia.  We believe that Mr. Chiu brings vital management and corporate strategy experience to the board of directors.

Ms. Yunli Lou

Ms. Yunli Lou was appointed as our director on March 17, 2011. Ms. Lou was nominated and elected as a director in accordance with the terms of the Preferred Shares Purchase Agreement with Milestone on January 18, 2011 in connection with a sale and purchase of 9,375,000 shares of the Company’s Series A Convertible Preferred Shares. In accordance with the Share Purchase Agreement and in connection with the closing thereunder, the Board approved the increase in the size of the Board of Directors from five to seven members.  Since March 2007, Ms. Lou has served, and continues to serve as a director of VisionChina Media Inc. and Ms. Lou has been a managing director of Milestone Capital Partners Limited since 2007, responsible for the firm’s overall management, investor relations as well as deal sourcing and execution. Ms. Lou has been a managing partner of Milestone Capital Management Limited since 2002. Before founding Milestone Capital in 2002, Ms. Lou was a vice president of Merrill Lynch’s direct investment group, where she was responsible for the firm’s investment activities in China. Prior to joining Merrill Lynch in 1995, Ms. Lou worked in the corporate finance division of Goldman Sachs in New York and Hong Kong. Ms. Lou received a bachelor’s degree in economics from Harvard University in 1992.

Board Composition

Our board of directors is currently composed of six members. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. A quorum is a majority of the board of directors.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Corporate Governance

Code of Ethics

On June 9, 2010, we adopted a new Code of Business Conduct and Ethics, which we believe is more comprehensive than our prior Code of Ethics. The new Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to China BCT Pharmacy Group, Inc., No. 102 Chengzhan Road, Liuzhou City, Guangxi province, China.

Director Independence

We use the definition for independence set forth in Rule 5605(a)(2) of the NASDAQ Marketplace Rules to determine that we have a majority of the board of directors comprised of “independent” directors, and to determine that the committees of our board of directors are comprised of “independent” directors.  Based on those standards set forth in Rule 5605(a)(2), the board of directors has determined that Eng Leong Lee, Simon Choi and Man Wai Chiu are independent directors.

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Eng Leong Lee, Simon Choi and Man Wai Chiu, each of whom is independent. The Audit Committee assists the board of directors oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in our annual proxy statement. The Audit Committee operates under a written charter. Mr. Lee is the Chairman of our Audit Committee.

The board of directors determined that Mr. Lee possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the board of directors in identifying qualified individuals to become members of our board of directors, in determining the composition of the board of directors and in monitoring the process to assess board effectiveness.  Each of Eng Leong Lee, Simon Choi and Man Wai Chiu are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter.  Mr. Choi is the Chairman of the Nominating Committee.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Eng Leong Lee, Simon Choi and Man Wai Chiu are members of the Compensation Committee. The Compensation Committee operates under a written charter.  Mr. Choi is the Chairman of the Compensation Committee.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Conflicts of Interest

Ms. Lou, one of our directors, is a managing partner of Milestone Capital Management Limited, an affiliate of Milestone.  After taking into account the sale of the Series A Convertible Preferred Shares to Milestone, Ms. Zhang, one of our directors and our chief financial officer, controls approximately 47.3% of the total voting rights of our capital stock and Milestone owns approximately 19.72% of the voting rights of our capital stock, so that together these parties control a majority of the voting rights. This could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

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

It is not uncommon for companies with operations primarily in China to have base salaries and bonuses as the sole and only form of compensation. Prior to the establishment of our Compensation Committee in June 2010, the base salary level for all of our executive officers, including our Chairman and Chief Executive Officer, Mr. Tang, was established and reviewed.  Mr. Tang, based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual.  However, since the establishment of our Compensation Committee in June 2010, our Compensation Committee has been delegated the authority to make these decisions.  The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors, we believe that the base salary and bonus paid to our named executive officers is in line with our competitors. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

As indicated under the heading “2010 Omnibus Securities and Incentive Plan” below, the board of directors has recently implemented a more comprehensive compensation program appropriate for executives of a public company, which takes into account other elements of compensation, including without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We believe that such compensation programs are comparable to our peers in the industry and will retain and attract talented individuals.

Summary Compensation Table— Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

Name and Principal Position (1)	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (5) (6)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lisa Lopomo	2010	-	-	-	-	-	-	-	-
former CEO and Director (1)	2009	-	-	-	-	-	-	-	-

Huitian Tang	2010	139,200	70,000	-	969,370	-	-	-	1,178,570
Chairman and CEO (2) (3)	2009	27,027	-	-	-	-	-	-	27,027

Xiaoyan Zhang	2010	109,092	54,000	-	805,070	-	-	-	968,162
CFO and Director (2) (4)	2009	15,500	-	-	-	-	-	-	15,500

(1)	On December 30, 2009, Ms. Lisa Lopomo tendered her letter of resignation to resign as CEO, effective December 30, 2009 and to resign from our board of directors, effective on January 14, 2010.
(2)
On December 30, 2009, Huitian Tang and Xiaoyan Zhang were elected to the board of directors of the Company, effective January 14, 2010 which is 10 days following the filing of an information statement required by Rule 14f-1 promulgated under the Exchange Act. In addition, effective on December 30, 2009, Huitian Tang and Xiaoyan Zhang were also elected to serve as the CEO and CFO of the Company, respectively.

(3)	Represents amounts paid to Mr. Tang by Liuzhou BCT.
(4)	Represents amounts paid to Ms. Zhang as Corporate Strategy V.P. of Liuzhon BCT.
(5)
The options granted to each of Mr. Tang and Ms. Zhang will vest and become fully exercisable if the Company achieves after-tax net income of at least $26 million for the 2010 fiscal year and such options will terminate if the company does not meet that target. The date for determination is the date of the audit report, which the Company anticipates will be not later than March 31, 2011.

(6)
Represents the aggregate grant date fair value of option awards made during 2010 computed in accordance with FASB ASC Topic 718. Fair values were estimated using the binomial model. For a description of the assumptions used to determine these amounts, see Note 21 in the Notes to the Consolidated Financial Statements filed herewith for the period ended December 31, 2010.

Outstanding Equity Awards— Fiscal Year Ended December 31, 2010

The following table sets forth information concerning unexercised options; units of stock that have not vested equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2010.

Name and Principal Position	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested($)
Huitian Tang	0	590,000	4.00	June 27, 2020	0	0	0	0
Chairman and CEO

Xiaoyan Zhang	0	490,000	4.00	June 27, 2020	0	0	0	0
CFO and Director

(1)
The options granted to each of Mr. Tang and Ms. Zhang will vest and become fully exercisable if the Company achieves after-tax net income of at least $26 million for the 2010 fiscal year and such options will terminate if the company does not meet that target.  The date for determination is the date of the audit report, which the Company anticipates will be not later than March 31, 2011.  The exercise price of the option may be paid for in cash or by a cashless exercise.

(2)
If the options do not become exercisable on account of the failure to meet the 2010 after-tax net income target described in footnote 1 above, the options shall terminate on the date on which the audit report is dated. The options otherwise terminate on the earlier of (i) June 27, 2020 or (ii) the date as of which the option has been fully exercised.

2010 Omnibus Securities and Incentive Plan

On June 27, 2010, our board of directors adopted the China BCT Pharmacy Group, Inc. 2010 Omnibus Securities and Incentive Plan (the “Plan”) for the benefit of our employees, nonemployee directors and consultants and the employees, nonemployee directors and consultants of its affiliates, for purposes of assisting us to attract, retain and provide incentives to key management employees and nonemployee directors of, and non-employee consultants to, us and our affiliates, and to align the interests of such individuals with those of our stockholders. Accordingly, the Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided in the Plan.

The following is a summary of the material provisions of the Plan and is qualified in its entirety by reference to the complete text of the Plan, a copy of which is filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 29, 2010.

Administration. The Plan is administered by the compensation committee of the board of directors, which consists of three members of the board of directors, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m). Among other things, the compensation committee has complete discretion, subject to the express limits of the Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted, the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right, the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the shares of common stock underlying the award, and the required withholding, if any. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would materially and adversely impair the participant’s rights or entitlements with respect to that award. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the Plan with terms or conditions that would cause the grant, vesting or exercise to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Grant of Awards; Shares Available for Awards. The Plan provides for the grant of options, stock appreciation rights, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to directors, officers, employees and nonemployee consultants of us or our affiliates. The aggregate number of shares of common stock that may be issued under the Plan shall not exceed 12.5% of the total shares of common stock which are issued and outstanding and shares of common stock issuable upon the conversion of any outstanding shares of preferred stock of the Company. If any award expires, is cancelled, or terminates unexercised or is forfeited, any shares subject thereto is again available for grant under the Plan.

Currently, there are 7 employees and directors who would be entitled to receive stock options and/or restricted shares under the Plan. Future new hires and additional consultants would be eligible to participate in the Plan as well. The number of options and/or restricted shares to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or restricted shares is dependent upon various factors such as hiring requirements and job performance.

Stock Options. Options granted under the Plan may be either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). Options may be granted on such terms and conditions as the compensation committee may determine; provided, however, that the per share exercise price under an option may not be less than the fair market value of a share of the underlying shares of common stock on the date of grant and the term of the option may not exceed 10 years (110% of such value and 5 years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of our capital stock or our parent or subsidiary). ISOs may only be granted to employees. In addition, the aggregate fair market value of shares of common stock covered by ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

Stock Appreciation Rights. A stock appreciation right (“SAR”) entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying shares of common stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, options granted under the Plan. A SAR granted in tandem with an option (i) is exercisable only at such times, and to the extent, that the related option is exercisable in accordance with the procedure for exercise of the related option; (ii) terminates upon termination or exercise of the related option (likewise, the option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related option; and (iv) if the related option is an ISO, may be exercised only when the value of the stock subject to the option exceeds the exercise price of the option. A SAR that is not granted in tandem with an option is exercisable at such times as the compensation committee may specify.

Performance Shares or Performance Unit Awards. Performance share or performance unit awards entitle the participant to receive cash or shares of common stock upon attaining specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values.

Distribution Equivalent Right Awards. A distribution equivalent right award entitles the participant to receive bookkeeping credits, cash payments and/or common stock distributions equal in amount to the distributions that would have been made to the participant had the participant held a specified number of our shares of common stock during the period the participant held the distribution equivalent right. A distribution equivalent right may be awarded as a component of another award, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award.

Restricted Stock Awards or Restricted Stock Unit Award. A restricted stock award is a grant or sale of shares of common stock to the participant, subject to our right to repurchase all or part of the shares at their purchase price (or to require forfeiture of such shares if purchased at no cost) in the event that conditions specified by the compensation committee in the award are not satisfied prior to the end of the time period during which the shares subject to the award may be repurchased by or forfeited to us. A restricted stock unit entitles the participant to receive a cash payment equal to the fair market value of a share of common stock for each restricted stock unit subject to such restricted stock unit award, if the holder satisfies the applicable vesting requirement.

Unrestricted Stock Awards. An unrestricted stock award is a grant or sale of shares of common stock to the participant that is not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to us or an affiliate or for other valid consideration.

Change-in-Control Provisions. In connection with the grant of an award, the compensation committee may provide that, in the event of a change in control, such award will become fully vested and immediately exercisable.

Amendment and Termination. The compensation committee may adopt, amend and rescind rules relating to the administration of the Plan, and amend, suspend or terminate the Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of the participant with respect to any award without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with Code Sections 162(m) and/or 409A. We have attempted to structure the Plan so that remuneration attributable to options and other awards will not be subject to the deduction limitation contained in Code Section 162(m).

Employment Agreements

We have recently entered into employment agreements with Huitian Tang, CEO, and Xiaoyan Zhang, CFO.  The employment agreements were negotiated on our behalf by Mr. Tang and were approved by our board of directors on May 18, 2010.  At that time our board of directors consisted only of Mr. Tang and Ms. Zhang.  The following is a summary of the material provisions of the employment agreements for each of Mr. Tang and Ms. Zhang and is qualified in its entirety by reference to the complete text of such employment agreements, copies of which are filed as exhibits to Company’s Current Report on Form 8-K, filed on May 21, 2010.

Huitian Tang

On January 1, 2008, Liuzhou BCT entered into an employment agreement with Mr. Huitian Tang pursuant to which Mr. Tang was hired as president of Liuzhou BCT and received a salary of $27,027 per year in 2008 and 2009. That agreement expired on December 31, 2009.  From January 1, 2010 to May 18, 2010 we had an oral agreement with Mr. Tang pursuant to which we agreed to pay him 90,000 Hong Kong Dollars ($11,688) per month and a discretionary bonus based upon our 2010 financial performance  On May 18, 2010, we and Liuzhou BCT entered into a new employment agreement with  Mr. Tang to employ him as our CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay him RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and a bonus based upon our 2010 financial performance and for 2011, upon our 2011 financial performance.  We believe Mr. Tang deserved this increase in salary because of the Company’s growth over the past several years under Mr. Tang’s leadership and to provide Mr. Tang with a more competitive base salary that is in line with his role and responsibilities at the Company.  The agreement provides that if we achieve an after-tax net income of at least $26 million for the 2010 fiscal year, Mr. Tang’s options which may be exercised for 590,000 shares of our common stock will vest and become exercisable, as discussed more specifically below under the heading “Stock Option Agreements.”  The Company may, in its discretion, pay a bonus to Mr. Tang, the details of which will be set forth by the Company.

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

The Company may terminate the agreement by serving 30 days' prior written notice to Mr. Tang or giving Mr. Tang one month’s salary in lieu of notice in any one of the following circumstances: (i) where Mr. Tang, after undergoing a legally prescribed period of medical treatment and recuperation for an illness or a non-work-related injury, remains unable to carry out his job responsibilities; (ii) where Mr. Tang is unable to fulfill the duties of his position to the standards required under the terms of the agreement; or (iii) where the agreement cannot be performed due to any major changes of any objective circumstances, which includes, but is not limited to, a merger of the Company into another business entity, or sale or transfer by the Company of a substantial portion of the assets it owns to third parties, a material adjustment in operative policy, or a declaration of bankruptcy, dissolution or liquation by the Company.

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

On May 18, 2010, we also entered into a non-disclosure and non-competition agreement with Mr. Tang.  Pursuant to this agreement, Mr. Tang agreed to maintain the confidentiality of all confidential information as defined in the agreement and not disclose any of such confidential information without our prior written consent.  Mr. Tang also agreed that during the course of his employment and for a period of 24 months immediately following the termination of his relationship with us for any reason, Mr. Tang will not (i) serve as a partner, employee, consultant, officer, director, manager, agent, associate, investor, or otherwise for, (ii) directly or indirectly, own, purchase, organize or take preparatory steps for the organization of, (iii) build, design, finance, acquire, lease, operate, manage, invest in, work or consult for or otherwise affiliate with, any business, in competition with or otherwise similar to our business.  The foregoing covenant covers Mr. Tang’s activities in (a) the People's Republic of China, (b) Taiwan, (c) Hong Kong, (d) Macao, (e) the United States of America, and (f) all other countries and/or regions of the world.  In addition, Mr. Tang agreed that for a period of 24 months immediately following the termination of his relationship with us for any reason, Mr. Tang shall not solicit any of our employees to leave their employment, either for himself or for any other person or entity.  The description of the non-disclosure and non-competition agreement with Mr. Tang is qualified in its entirety by reference to the complete text of such agreement, a copy of which is filed as an exhibit to the Company’s registration statement on July 29, 2010.

Xiaoyan Zhang

Beginning on January 1, 2010, we had an oral agreement with Xiaoyan Zhang to employ her as our CFO, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and a discretionary bonus based upon our 2010 financial performance.  On May 18, 2010, we and Forever Well entered into a new employment agreement with  Ms. Zhang to employ her as our CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and a bonus based upon our 2010 financial performance and for 2011, upon our 2011 financial performance.  The agreement provides that if we achieve an after-tax net income of at least $26 million for the 2010 fiscal year, Ms. Zhang shall receive vested options which may be exercised for 490,000 shares of our common stock, as discussed more specifically below under the heading “Stock Option Agreements.”  The Company may, in its discretion, pay a bonus to Ms. Zhang, the details of which will be set forth by the Company.

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

On May 18, 2010, we also entered into a non-disclosure and non-competition agreement with Ms. Zhang.  Pursuant to this agreement, Ms. Zhang agreed to maintain the confidentiality of all confidential information as defined in the agreement and not disclose any of such confidential information without our prior written consent.  Ms. Zhang also agreed that during the course of her employment and for a period of 24 months immediately following the termination of her relationship with us for any reason, Ms. Zhang will not (i) serve as a partner, employee, consultant, officer, director, manager, agent, associate, investor, or otherwise for, (ii) directly or indirectly, own, purchase, organize or take preparatory steps for the organization of, (iii) build, design, finance, acquire, lease, operate, manage, invest in, work or consult for or otherwise affiliate with, any business, in competition with or otherwise similar to our business.  The foregoing covenant covers Ms. Zhang’s activities in (a) the People's Republic of China, (b) Taiwan, (c) Hong Kong, (d) Macao, (e) the United States of America, and (f) all other countries and/or regions of the world.  In addition, Ms. Zhang agreed that for a period of 24 months immediately following the termination of her relationship with us for any reason, Ms. Zhang shall not solicit any of our employees to leave their employment, either for herself or for any other person or entity.  The description of the non-disclosure and non-competition agreement with Ms. Zhang is qualified in its entirety by reference to the complete text of such agreement, a copy of which is filed as an exhibit to the Company’s registration statement on July 29, 2010.

Stock Option Agreements

On June 27, 2010, we entered into a stock option agreement with Mr. Tang which provides for the grant to Mr. Tang of an option to purchase 590,000 shares of our common stock at an exercise price of $4.00 per share.  The option vests and becomes exercisable with respect to all of the shares solely if our after-tax net income for fiscal 2010 equals at least U.S. $26,000,000 (excluding any non-cash expenses) (the “2010 Income Target”), determined on the basis of our audited financial statements for our 2010 fiscal year, as confirmed by our independent auditor in its report on said financial statements (the “Audit Report”).  The Company met the 2010 Income Target and, as a result, the option vested and became exercisable on the date on which the Audit Report is dated.  If the option had not become exercisable on account of the failure to meet the 2010 Income Target, the option would have terminated on the date on which the Audit Report is dated.  The exercise price of the option may be paid for in cash or by a cashless exercise. The option terminates on the earlier of (i) June 27, 2020 or (ii) the date as of which the option has been fully exercised.

On June 27, 2010, we also entered into a stock option agreement with Ms. Zhang which provides for the grant to Ms. Zhang of an option to purchase 490,000 shares of our common stock at an exercise price of $4.00 per share.  The option vests and becomes exercisable with respect to all of the shares solely if our after-tax net income for fiscal 2010 equals at least the 2010 Income Target, determined on the basis of our audited financial statements for our 2010 fiscal year, as confirmed by our independent auditor in the Audit Report.  The Company met the 2010 Income Target and, as a result, the option vested and became exercisable on the date on which the Audit Report is dated.  If the option had not become exercisable on account of the failure to meet the 2010 Income Target, the option would have terminated on the date on which the Audit Report is dated.  The exercise price of the option may be paid for in cash or by a cashless exercise. The option terminates on the earlier of (i) June 27, 2020 or (ii) the date as of which the option has been fully exercised.

On July 16, 2010, we entered into separate stock option agreements with each of our three independent directors, Messrs. Lee, Choi and Chiu, which agreements provide for the grant to each such individual of an option to purchase 10,000 shares of our common stock at an exercise price of $4.00 per share.  Each option vests and becomes exercisable with respect to all of the shares on June 6, 2011.  The exercise price of each option may be paid for in cash or by cancellation of existing shares of our common stock held by the independent directors. Each option terminates on the earlier of (i) July 16, 2015 or (ii) the date as of which the option has been fully exercised.

Outstanding Equity Awards at Fiscal Year End

Except as set forth above, none of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2010.

Independent Director Agreements

In connection with the appointments of Messrs. Lee, Choi and Chiu to our board of directors, we entered into one year agreements with each of them.  Pursuant to these agreements, each of Messrs. Lee, Choi and Chiu will receive a fee of One Hundred Twenty Thousand Hong Kong Dollars (HK$120,000) (US$ 17,647) for the term of the agreement, payable in cash in equal monthly installments. We will also reimburse each independent director for expenses related to his attending meetings of the board, meetings of committees of the board, executive sessions and stockholder meetings.

Director Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Engleong Lee	1,300	0	13,670	0	0	0	0	14,970
Simon Choi	1,300	0	13,670	0	0	0	0	14,970
Manwai Chiu	1,300	0	13,670	0	0	0	0	14,970

(1) The options granted to each of Messrs. Lee, Choi and Chiu will vest and become fully exercisable on June 6, 2011 and allow each of of Messrs. Lee, Choi and Chiu to purchase 10,000 shares of our common stock at an exercise price of $4.00 per share.  The exercise price of each option may be paid for in cash or by cancellation of existing shares of our common stock held by the independent directors. Each option terminates on the earlier of (i) July 16, 2015 or (ii) the date as of which the option has been fully exercised.

(2) Represents the aggregate grant date fair value of option awards made during 2010. The fair value of options granted to the three independent directors were expensed in share-based compensation for the year ended December 31, 2010. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of July 16, 2010 were: 0% dividend yield, expected volatility of 41.8%, risk-free interest rate of 3.427%, an exercise multiple of two, and a post-vesting forfeiture rate of 0%.

Except as set forth above, our directors are reimbursed for reasonable expenses incurred by them in connection with attending meetings of the board, meetings of committees of the board, executive sessions and stockholder meetings, but they do not receive any other compensation for serving on the board of directors.

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

In so far as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

Information required by Item 201(d) of Regulation S-K is contained under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” herein.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock effective March 29, 2011 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, and named executive officer, and (iii) all of our directors and executive officers as a group. As of March 29, 2011, we had 38,154,340 shares of common stock issued and outstanding.

	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Name and Address of Beneficial Owner	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Xiaoyan Zhang (3)	22,480,000	-	58.9%	-

Huitian Tang (3)	2,241,193	-	5.9%	-

Engleong Lee	-	-	-	-

Manwai Chiu	-	-	-	-

Simon Choi	-	-	-	-

Yunli Lou (4)	-	-	-	-

Yujing Tan (3)	2,816,889	-	7.4%	-

Jinghua Li (3)	3,474,237	-	9.1%	-

Milestone Longcheng Limited (5)	9,375,000	9,375,000	19.72%	100%

All directors and executive officers as a group (5 persons)	24,721,193	-	64.8%	-

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o Guangxi Liuzhou Baicaotang Medicine Limited, No. 102 Chengzhan Road, Liuzhou City, Guangxi Province, PRC.

All share ownership figures include shares of our common stock and securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 29, 2011, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

(1)    Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant (and in the case of Milestone Longcheng Limited, the convertible preferred shares) but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)    Based upon 38,154,340 shares of common stock issued and outstanding (and in the case of Milestone, the percentage of Common Stock is based on 38,154,340 shares of Common Stock issued and outstanding plus 9,375,000 shares of Common Stock issuable upon conversion of the preferred stock).

(3)    Xiaoyan Zhang is a citizen of Hong Kong and our Chief Financial Officer, Secretary and director and holds the 22,480,000 shares as the legal owner. Pursuant to an Earn-In Agreement dated December 30, 2009, as amended on May 19, 2010, by and among Ms. Zhang and the Liuzhou BCT Shareholders, the Liuzhou BCT Shareholders have a call right to purchase up to 22,480,000 shares of our common stock from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2010 and 2011. For the 2010 and 2011 fiscal years the performance targets for the Company are $26 million and $28 million after tax audited net income, respectively.  If the 2010 performance target is met, the Liuzhou BCT Shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right. If the 2011 performance target is met the Liuzhou BCT Shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Liuzhou BCT Shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT. Our Chairman and CEO, Huitian Tang, is one of the Liuzhou BCT Shareholders and has the right to acquire up to 2,241,193 shares of our common stock under the Earn-In Agreement if both performance targets are met. Pursuant to the Earn-in-Agreement, there are no restrictions on Ms. Zhang’s ability to vote these shares. The shares may not be transferred by Ms. Zhang except pursuant to the Earn-in-Agreement and after its expiration only in the manner agreed with the Liuzhou BCT Shareholders. The Liuzhou BCT Shareholders can only obtain legal ownership of the shares under the Earn-In Agreement. Messrs. Tan and Li are Liuzhou BCT Shareholders with rights under the Earn-In Agreement to acquire the number of shares set opposite their names and have the same rights with respect to the shares as Mr. Tang’s rights described above in this footnote and elsewhere in this annual report.

(4)    Ms. Lou’s business address is Room 1708 Dominion Centre, 43-59 Queen’s Road East, Wanchai, Hong Kong.

(5)    Milestone Longcheng Limited’s address is P.O. Box 957, Offshore Incorporation Center, Road Town, Tortola, British Virgin Islands.  Milestone Longcheng Limited is wholly owned by Milestone China Opportunities Fund II, L.P., an exempted limited partnership formed under the laws of the Cayman Islands.  The general partner of the Milestone China Opportunities Fund II, L.P. is Milestone Capital Partners Limited, a limited liability company incorporated under the laws of the Cayman Islands.  The sole director of Milestone Capital Partners Limited is Cherianne Limited, a company organized under the laws of the British Virgin Islands. Yuen Ho Wan and James Ngai, as all of the directors of Cherianne Limited, share the investment and voting power of Cherianne Limited. Ms. Wan’s and Mr. Ngai’s business address is Room 1708 Dominion Centre, 43-59 Queen’s Road East, Wanchai, Hong Kong.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

China BCT Pharmacy Group, Inc.

Effective December 23, 2009, the Company entered into lock-up agreements with the original shareholders of Ingenious, consisting of Xiaoyan Zhang, Lei Ying, Chunqi Cao, Bixun Su, Huitian Tang, Yikkwok Wah, and Yikli Yee, pursuant to which these shareholders will be refrained from selling any of our securities from the date of the Subscription Agreement for twelve (12) months after the earlier of: (i) March 17, 2010, the effective date of the Registration Statement relating to the resale of the shares issued in the Private Placement; or (ii) the date that the shares of common stock may be sold under Rule 144, without limitation.

Forever Well

On March 28, 2008, Forever Well entered into an agreement with the stockholders of Liuzhou BCT to acquire their entire equity interest in Liuzhou BCT for cash consideration of approximately $1,470,588 (RMB10,000,000) which is the registered and fully paid up capital of Liuzhou BCT.

Liuzhou BCT

On February 8, 2007, Mr. Huitian Tang entered into a loan agreement with Industrial and Commercial Bank of China, Guangxi Branch in the amount of approximately $234,720 (RMB1,600,000), pursuant to which Liuzhou BCT, pledged part of its assets to the bank as security interest for the loan. Mr. Huitian Tang then lent the full amount of the above loan to Liuzhou BCT for working capital. On December 31, 2008, a mutual agreement was signed among Mr. Tang, Industrial and Commercial Bank of China, Guangxi Branch and Liuzhou BCT, pursuant to which Liuzhou BCT assumed the obligation to repay the principal amount and accrued interest from January 1, 2009 onwards.

On February 12, 2007, Youru Jiang, director of Liuzhoug BCT, entered into a loan agreement with Industrial and Commercial Bank of China, Guangxi Branch in the amount of approximately $264,060 (RMB1,800,000), pursuant to which Liuzhou BCT pledged part of its assets to the bank as security interest for the loan. Mr. Jiang then lent the full amount of the above loan to the Liuzhou BCT for working capital. On December 31, 2008, a mutual agreement was signed among Mr. Jiang, Industrial and Commercial Bank of China, Guangxi Branch and Liuzhou BCT, pursuant to which Liuzhou BCT assumed the obligation to repay the principal amount and accrued interest from January 1, 2009 onwards.

On January 15, 2009, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China, Liuzhou Branch in the amount of approximately $660,150 (RMB 4,500,000), pursuant to which both the Baicaotang Property Development Limited and Wuxuan Baicaotang Medicine Limited pledged part of their land and property to the bank as security interest for the loan.

On December 19, 2008, Liuzhou BCT entered into a loan agreement with Liuzhou City Commercial Bank in the amount of approximately $733,500 (RMB 5,000,000), pursuant to which Baicaotang Property Development Limited pledged part of its premises to the bank as security interest for the loan.

On December 29, 2008, Liuzhou BCT entered into a loan agreement with Rural Credence Cooperation of Guangxi in the amount of approximately $514,706 (RMB 3,500,000), pursuant to which Baicaotang Property Development Limited pledged part of its premises to the bank as security interest for the loan.

On January 25, 2010, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $1,290,000 (RMB 8,800,000), pursuant to which Baicaotang Property Development Limited and Liuzhou BCT pledged part of their premises to the bank as security interest for the loan.

On April 30, 2010, Liuzhou BCT entered into a loan agreement with Bank of Communication in the amount of approximately $2,640,600 (RMB 18,000,000), pursuant to which Baicaotang Property Development Limited pledged part of its premises to the bank as security interest for the loan.

On September 19, 2010, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $1,211,200 (RMB 8,00,000), pursuant to which Baicaotang Property Development Limited and Liuzhou BCT pledged part of their premises to the bank as security interest for the loan.

In addition, we also entered into the following sales transactions at market prices with related parties pursuant to a standard form of purchase agreement and we have continued to enter into such transactions:

	Year ended	Year ended
	December 31,	December 31,
Sales of goods to related parties	2010	2009
Liucheng Medicine Limited (1)	$325,811	$311,759
Guangxi Tianhu Medicine Limited (2)	9,632	271,890
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch (3)	3,311,379	1,273,381
Wuxuan Baicaotang Medicine Limited (4)	29,618	208,475
	$3,676,440	$2,065,505

(1)
The directors of Liuzhou BCT, Huitian Tang,  Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei and Bangfu Wang have an aggregate 34.3% interest in the registered share capital of Liucheng Medicine Limited.

(2)
The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei and Bangfu Wang have an aggregate 46.3% interest in the registered share capital of Guangxi Tianhu Medicine Limited.

(3)
The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jing, Chunlin Liu, Wende Wei and Bangfu Wang have an aggregate 67.2% interest in the registered share capital of Guangxi Baicaotang Medicine Limited Guigang Branch.

(4)
The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jing, Chunlin Liu, Wende Wei and Bangfu Wang have an aggregate 35.3% interest in the registered share capital of Wuxuan Baicaotang Medicine Limited.

The amount due from related companies as of December, 31 2010 and 2009 was as follows. Amounts due from related parties represent loans from us to related parties together with amounts representing our accounts receivable from related parties.  Such loan amounts are non-interest bearing and have no due date as is often the custom in China.

	Year ended December 31,				Year ended December 31,
	2010				2009
Names of related parties	Trade receivable	Loan receivable		Total	Trade receivable	Loan receivable	Total	Remark
Guangxi Tianhu Medicine Limited	$504,274		-	$504,274	$406,519	-	$406,519	(1)
Liucheng Medicine Limited	-		-	-	$-	-	-	(1)
Wuxuan Baicaotang Medicine Limited	$56,051		$393,640	$449,691	$3,978	-	$3,978	(1)
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	$2,598,494	$		$2,598,494	$117,506	$2,279,657	$2,397,163	(1)
Property Management	-		$231,610	$231,610-		$258,092	$258,092	(2)
Baicaotang Property Development Limited	-		$-	$-	-	$1,209,834	$1,209,834	(3)
Total	$3,158,819		$625,250	$3,784,069	$528,003	$3,747,583	$4,275,586

(1)	See Notes 1, 2, 3 and 4 in the table immediately above.
(2)
The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jing, Chunlin Liu, Wende Wei and Bangfu Wang have an aggregate 67.2% interest in the registered share capital of Baicaotang Property management.

(3)
The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jing, Chunlin Liu, Wende Wei and Bangfu Wang have an interest over the related company by holding 67.2% of its paid up capital collectively.

The amounts due to related companies represent loans from related companies at December 31, 2010 and December 31, 2009 was as follows.  The amounts are interest free and no interest was paid during the relevant reporting period.

	Year ended December 31,			Year ended December 31,
	2010			2009
Names of related parties	Repayment of principal	Maximum balance	Outstanding	Repayment of principal	Maximum balance	Outstanding	Remark
Wuxuan Baicaotang Medicine Limited	$-	$-	$-	$98,861	$98,861	$-	(1)
Guangxi Tianhu Medicine Limited	-	-	-	5,134	5,134	-	(1)
Liucheng Medicine Limited	18,759	128,579	109,820	129,768	229,925	128,579	(1)
Property Management	-	-	-	22,445	22,445	-	(1)
Baicaotang Property Development Limited	-	29,399	29,399	-	-	-	(1)
	$18,759	$157,979	$139,219	$256,208	$356,365	$128,579

(1)	See Notes 1, 2 and 3 in the table immediately above.

Transactions with Property Management.

We do not have a 100% direct ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores.  We have entered into contractual arrangements with Property Management pursuant to which the shareholders of Property Management pledged to us their equity interests in BCT Retail and provide us with the ability to effectively control BCT Retail.  The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jing, Chunlin Liu, Wende Wei and Bangfu Wan have an aggregate 67.2% interest in the registered share capital of Property Management.

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

Share Pledge Agreement. Under this agreement dated May 3, 2008 among Liuzhou BCT and Property Management, Property Management pledged all of its equity interest in BCT Retail to Liuzhou BCT to guarantee its obligations to repay a loan in the amount of RMB153,000 made from Liuzhou BCT to Property Management.  The loan must be repaid by December 31, 2015 and may only be paid by transfer by Property Management of its equity interest in BCT retail to Liuzhou BCT.  During the term of the Agreement, Liuzhou BCT has the right to receive any dividends that would have been paid by BCT Retail to Property Management.

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

Share Pledge Agreement. Under this agreement dated March 31, 2009 among Liuzhou BCT and Property Management, Property Management pledged all of its equity interest in BCT Retail to Liuzhou BCT to guarantee its obligations under a loan in the amount of RMB 1.377 million made from Liuzhou BCT to Property Management.  The loan was used by Property Management to increase its registered share capital in BCT Retail and to maintain its 51% interest.  The loan must be repaid by December 31, 2015 and may only be paid by transfer by Property Management of its equity interest in BCT retail to Liuzhou BCT. During the term of the Agreement, Liuzhou BCT has the right to receive any dividends that would have been paid by BCT Retail to Property Management.

Hefeng Pharmaceutical

From 2006 to 2009, Mr. Jinghua Li, the General Manager of Liuzhou Baicaotang, entered into a series of loan agreements with Hefeng Pharmaceutical, pursuant to which Hefeng Pharmaceutical borrowed an aggregate of approximately $586,563 at monthly interest rates ranging from 5.8% to 6.8%. All of the loan agreements have similar terms and provisions.

Liuzhou Retail

On June 18, 2009, Liuzhou Retail entered into a loan agreement with Rural Credence Cooperation of Guangxi in the amount of approximately $1,613,700 (RMB 11,000,000), pursuant to which Baicaotang Property Development Limited pledge part of its premise to the bank as security interest for the loan.

Milestone Private Placement

On February 28, 2011, the Company consummated a transaction with Milestone, pursuant to which Milestone purchased 9,375,000 shares of the Company’s Series A Convertible Preferred Shares, par value $.001 per share in a private placement transaction as further described under the heading “Recent Sales of Unregistered Securities” under Item 5 above.  Ms. Yunli Lou, one of our directors and a managing partner of Milestone Capital Management Limited, an affiliate of Milestone, was nominated by Milestone and elected to serve as a director of the Company in accordance with the terms of a Series A Convertible Preferred Shares Purchase Agreement between Milestone and the Company.

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

On December 30, 2009 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ingenious Paragon Global Limited, a British Virgin Islands company ("Ingenious”), and the shareholders of Ingenious named in the Exchange Agreement (the “Ingenious Shareholders”), which owns shares constituting 100% of the issued and outstanding common shares of Ingenious (the “Ingenious Shares”). Pursuant to the terms of the Exchange Agreement, the Ingenious shareholders transferred all Ingenious Shares to the Company in exchange for the issuance of 32,000,000 shares of our common stock, $.001 par value to the Ingenious shareholders. As a result of the Share Exchange, Ingenious became our wholly-owned subsidiary. In connection with the closing of the Share Exchange, Lisa Lopomo cancelled 2,900,000 shares of the common stock that she owned in the Company, and resigned from our board of directors and all office positions that she held in the Company.

On October 22, 2009, an Earn-In Agreement was entered into by Xiaoyan. Zhang, our current CFO and certain former Liuzhou BCT shareholders, namely Huitian Tang, our current CEO, Youru Jiang, Chunlin Liu, Wende Wei, Bangfu Wang, Mingan Zhao, Qingqiu Zhang, Xiaojian Yang, Yuangang Meng, Qifeng Jiang, Wenheng He, Gongchun Liu, Junwen Jia, Yujing Tan, Jinghua Li, Yuanjian Ye

The Earn-In Agreement was amended on December 30, 2009 to extend the performance targets from 2009 and 2010 fiscal years to 2010 and 2011 fiscal years because the 2009 performance target was not going to be met.   The amendment to the Earn-In Agreement was made to increase the likelihood that the Liuzhou BCT shareholders would all be able to earn back their shares in the Company, which was the goal and purpose of the reorganization.  These amendments were made without additional consideration being paid

The Earn-In Agreement enables those Liuzhou BCT shareholders to purchase shares of Ingenious (or its public parent company) from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2010 and 2011.  For the 2010 and 2011 fiscal years the performance targets for the Company are $26 million and $28 million after tax audited net income, respectively.  If the 2010 performance target is met, the Liuzhou BCT shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right.  If the 2011 performance target is met, the Liuzhou BCT shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Liuzhou BCT shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT.  Ms. Zhang may not transfer the shares during the five-year term of the Earn-In Agreement and in the event that all of the shares have not been delivered to the Liuzhou BCT shareholders, Ms. Zhang can only transfer them as she and the Liuzhou BCT shareholders agree.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm for the audit of our annual financial statements for our fiscal year ended December 31, 2010 was PKF, Certified Public Accountants, A Professional Corporation, Glendale, California, USA (“PKF California), and for our fiscal year ended December 31, 2009, PKF, Certified Public Accountants, Hong Kong, China. (“PKF Hong Kong”).  The following table shows the fees paid or accrued by us to PKF California and PKF Hong Kong, for 2010 and 2009, respectively.

	2010	2009
Audit Fees	$168,000	$137,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All other fees	$0	$0

Audit Fees were for professional services rendered for the audit of our company’s annual financial statements, the review of quarterly financial statements and assistance in the preparation of statutory and regulatory filings.

Our audit committee has evaluated and approved in advance the scope and cost of the engagement of an auditor before the auditor rendered audit services.

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

China BCT Pharmacy Group, Inc.

Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm- year ended December 31, 2010	F-1

Report of Independent Registered Public Accounting Firm- year ended December 31, 2009	F-2

Consolidated Statements of Income and Comprehensive Income	F-3

Consolidated Balance Sheets	F-4 - F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Consolidated Statements of Stockholders’ Equity	F-8

Notes to Consolidated Financial Statements	F-9 - F-48

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

China BCT Pharmacy Group, Inc.

We have audited the accompanying consolidated balance sheets of China BCT Pharmacy Group, Inc. (the “Company”) and its subsidiaries as of December 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
PKF
Certified Public Accountants
A Professional Corporation

Glendale, California

March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
China BCT Pharmacy Group, Inc.

We have audited the accompanying consolidated balance sheets of China BCT Pharmacy Group, Inc. (the “Company”) and its subsidiaries as of December 31, 2009, and the related consolidated statements of Income and comprehensive Income, stockholders’ equity and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF

PKF
Certified Public Accountants
Hong Kong, China
March 31, 2010

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Income and Comprehensive Income

(Stated in US Dollars)

	Year ended December 31,
	2010	2009

Sales revenue	$200,813,260	$136,086,708
Cost of sales	151,988,552	100,578,769

Gross profit	48,824,708	35,507,939

Operating expenses
Administrative expenses	8,097,374	4,593,270
Research and development expenses	-	99,688
Selling expenses	5,350,258	3,865,980

Total operating expenses	13,447,632	8,558,938

Income from operations	35,377,076	26,949,001

Non-operating income (expense)
Interest income	11,651	16,100
Government grants - Note 4	-	29,320
Other income - Note 5	168,732	95,682
Change in fair value of warrant liabilities - Note 21	582,226	-
Other expenses	(462,989)	(5,867)
Finance costs - Note 6	(878,390)	(1,413,873)
Exchange Loss	(23,608)	-
Total non-operating income(expense)	(602,378)	(1,278,638)

Income before income taxes	34,774,698	25,670,363
Income taxes - Note 7	(9,086,106)	(6,261,798)

Net income	25,688,592	19,408,565

Other comprehensive income
Foreign currency translation adjustments	2,317,595	57,322

Total comprehensive income	$28,006,187	$19,465,887

Earnings per share: basic and diluted - Note 8	$0.67	$0.61

Weighted average number of shares
outstanding: basic	38,063,507	32,013,943

Weighted average number of shares
outstanding: diluted	38,578,440	32,013,943

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Balance Sheets

(Stated in US Dollars)

	Year ended December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$20,157,112	$13,304,158
Restricted cash - Note 9	1,334,868	1,155,779
Accounts receivable, net - Note 10	68,664,308	35,410,039
Amounts due from related companies - Note 18	3,784,069	4,275,586
Other receivables, prepayments and deposits - Note 11	3,332,747	2,526,398
Inventories - Note 12	10,776,877	8,745,525
Deferred income taxes - Note 7	207,222	60,164

Total current assets	108,257,203	65,477,649

Property, plant and equipment, net - Note 14	14,605,888	12,171,689
Land use rights, net - Note 15	13,422,048	13,979,753
Long term deposits - Note 22(f)	3,482,200	-
Goodwill - Note 13	560,418	107,968
Other intangible assets, net - Note 13	581,481	660,034
Deferred income taxes - Note 7	629,798	663,699

TOTAL ASSETS	$141,539,036	$93,060,792

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Balance Sheets (Cont’d)

(Stated in US Dollars)

	As of December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable	$35,497,337	$19,159,212
Bills payable - Note 9	2,669,752	2,239,604
Other payables and accrued expenses - Note 16	4,856,956	3,194,612
Amounts due to directors - Note 17	190,484	1,008,111
Amounts due to related companies - Note 18	139,219	128,579
Income tax payable	2,564,359	562,603
Secured bank loans - Note 19	8,898,218	7,136,069
Other loans - Note 20	162,664	2,361,258
Retirement benefit costs - Note 4	33,412	59,158
Total current liabilities	55,012,401	35,849,206

Secured long-term bank loans - Note 19	1,941,606	3,631,957
Warrant liabilities - Note 21	1,273,193	-
Retirement benefit costs - Note 4	213,763	201,320

TOTAL LIABILITIES	58,440,963	39,682,483

COMMITMENTS AND CONTINGENCIES - Note 22

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; shares authorized
20,000,000; nil outstanding
Common stock: $0.001 par value; shares authorized
; 150,000,000 and 100,000,000, respectively;
shares outstanding: 38,154,340 and 37,089,370,
respectively - Note 23	38,154	37,089
Additional paid-in capital - Note 23	16,633,411	14,920,899
Statutory and other reserves - Note 24	4,585,856	2,605,901
Accumulated other comprehensive income	4,427,865	2,110,270
Retained earnings	57,412,787	33,704,150

TOTAL STOCKHOLDERS’ EQUITY	83,098,073	53,378,309

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,539,036	$93,060,792

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	Year ended December 31,
	2010	2009

Cash flows from operating activities :
Net income	$25,688,592	$19,408,565
Adjustments to reconcile net income to net
cash provided by operating activities :
Depreciation and amortization	1,188,505	1,030,374
Deferred income taxes	(91,463)	10,943
Gain on sale of land use right	(44,919)	(17,814)
Changes in fair value of warrant liabilities	(582,226)	-
Share-based compensation expense	1,253,858	-
Allowance for doubtful accounts	78,068	-
Write-off of other receivables	-	174,524
Changes in operating assets and liabilities :
Accounts receivable	(31,464,010)	(14,423,654)
Other receivables, prepayments and deposits	(708,878)	(1,447,184)
Inventories	1,273,013	(2,318,179)
Accounts payable	15,365,984	4,149,091
Bills payable	350,228	790,772
Other payables and accrued expenses	1,665,804	(35,940)
Income tax payable	1,938,527	(391,796)
Retirement benefit costs	(22,049)	(8,959)
Total Adjustments	(9,799,558)	(12,487,822)
Net cash flows provided by operating activities	15,889,034	6,920,743

Cash flows from investing activities :
Payments to acquire retail stores	(6,037,743)	-
Additions to property, plant and equipment	(450,106)	(71,328)
Proceeds received from the RTO	-	22,694
Proceeds from sale of land use right	697,495	1,391,588
Long term deposits	(3,379,100)	-
Net cash flows provided by (used in) investing activities	$(9,169,454)	$1,342,954

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Cash Flows (Cont’d)

(Stated in US Dollars)

	Year ended December 31,
	2010	2009

Cash flows from financing activities :
Advance/ repayment activities with related companies, net	$620,549	$384,379
Changes in restricted cash	(138,823)	72,183
Repayments to directors	(830,557)	(262,639)
Proceeds from bank loans	8,039,160	9,587,885
Repayments of bank loans	(8,329,434)	(11,310,190)
Proceeds received from private placement	2,315,138	5,306,662
Proceeds from other loans	35,208	590,945
Repayments of other loans	(2,238,759)	(661,777)

Net cash flows provided by (used in) financing activities	(527,518)	3,707,448

Effect of foreign currency translation on cash
and cash equivalents	660,892	67,829

Net increase in cash and cash equivalents	6,852,954	12,038,974

Cash and cash equivalents - beginning of year	13,304,158	1,265,184

Cash and cash equivalents - end of year	$20,157,112	$13,304,158

Supplemental disclosures for cash flow information :
Cash paid for
- Interest	$951,670	$1,291,082
- Income taxes	$7,255,019	$6,642,573

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Stockholders’ Equity

(Stated in US Dollars)

				Statutory	Accumulated
	Common stock		Additional paid-in	and surplus reserves	other comprehensive	Retained
	No. of shares	Amount	capital	(Note 24)	income	earnings	Total

Balance, January 1, 2009	32,000,000	$32,000	$9,596,632	$1,431,174	$2,052,948	$15,470,312	$28,583,066
Net income	-	-	-	-	-	19,408,565	19,408,565
Foreign currency translation adjustments	-	-	-	-	57,322	-	57,322
Appropriation to reserves	-	-	-	1,174,727	-	(1,174,727)	-
Recapitalization	2,600,000	2,600	20,094	-	-	-	22,694
Private placement	2,489,370	2,489	5,304,173	-	-	-	5,306,662

Balance, December 31, 2009	37,089,370	37,089	14,920,899	2,605,901	2,110,270	33,704,150	53,378,309
Net income	-	-	-	-	-	25,688,592	25,688,592
Foreign currency translation adjustments	-	-	-	-	2,317,595	-	2,317,595
Appropriation to reserves	-	-	-	1,979,953	-	(1,979,953)	-
Share-based compensation	-	-	1,253,858	-	-	-	1,253,858
Reclassification of warrant liabilities- Note 21	-	-	(1,294,142)	-	-	-	(1,294,142)
Private placement- Note 23 (a)	1,029,970	1,030	1,752,831	-	-	-	1,753,861
Shares issued for the payment of placement service- Note 23 (a)	35,000	35	(35)	-	-	-	-
Balance, December 31, 2010	38,154,340	$38,154	$16,633,411	$4,585,854	$4,427,865	$57,412,789	$83,098,073

See the accompanying notes to consolidated financial statements

1.	Corporate information

(i)
China BCT Pharmacy Group, Inc. (the “Company”), formerly known as Purden Lake Resource Corp. whose name changed to China Baicaotang Medicine Limited on December 24, 2009 and then to China BCT Pharmacy Group, Inc. on March 25, 2010, was incorporated in the State of Delaware on November 30, 2006 as a limited liability company with authorized capital stock consisting of 100,000,000 shares of common stock, par value $0.001. Prior to the completion of reverse takeover transaction (“RTO”) on December 30, 2009 as mentioned in Note 2 (iv), the Company was a development stage company for acquisition, exploration and development of natural resource properties. Following the completion of RTO, the Company commenced to be engaged in distribution, retail and production of drugs in the People’s Republic of China (the “PRC”).

(ii)
Forever Well Asia Pacific Ltd. (“Forever Well”) was incorporated in Hong Kong on January 10, 2008 as a limited liability company with authorized, issued, paid up capital of HK$10,000, and 10,000 common shares of HK$1 par value each.  The principal activity of Forever Well is investment holding.

(iii)
Ingenious Paragon Global Limited (“Ingenious”) was incorporated in the British Virgin Islands (the “BVI”) on May 29, 2008 as a limited liability company with authorized, issued, paid up capital of $50,000, and 50,000 common shares of $1 par value each.  Prior to the completion of RTO on December 30, 2009, the 50,000 common shares were held by Xiaoyan Zhang, Chief Financial Officer of the Company

(iv)
Liuzhou BCT was established on April 3, 1986 in the PRC as a state-owned enterprise.  On June 20, 2001, Liuzhou BCT was transformed into a joint stock enterprise through management buyout by its management and employees. On December 29, 2007, Liuzhou BCT was transformed into a limited company.  Liuzhou BCT is engaged in the distribution of drugs in the PRC.  Before the acquisition by Forever Well as stated in Note 2(iii), the registered and paid up capital was RMB10,000,000 which were held as to 23.83% by Huitian Tang, 13.44% by Jinghua Li, 10.81% by Wende Wei, 6.81% by Youru Jiang, 6.81% by Chunlin Liu and 6.81% by Bangfu Wang, who are also directors of  Ingenious and Liuzhou BCT. The remaining 31.49% were held by nine stockholders, who are employees of Liuzhou BCT.

(v)
Guangxi Liuzhou Baicaotang Medicine (Retail Chain) Ltd. (“BCT Retail”), a wholly owned subsidiary of Liuzhou BCT, was established on October 30, 2001 with registered and paid up capital of RMB300,000.  BCT Retail is engaged in the retail sales of drugs in the PRC.

1.	Corporate information (Cont’d)

(vi)
Guangxi Hefeng Pharmaceutical Co Ltd. (“Hefeng Pharmaceutical”) was established on September 18, 2000 with registered and paid up capital of RMB5,000,000.  Hefeng Pharmaceutical is engaged in the production and sale of drugs for healing of hepatitis, cough, parkinson’s disease in the PRC.  On December 31, 2007, Liuzhou BCT entered into an agreement with Jinghua Li to acquire his entire interest in Hefeng Pharmaceutical at a consideration of RMB36,340,064 (equivalent to $4,982,223) which was satisfied by issuance of 13.44% shares of Liuzhou BCT.  The acquisition was completed on January 2, 2008, which was the date Liuzhou BCT obtained the control over Hefeng Pharmaceutical by appointing directors into the board of directors of Hefeng Pharmaceutical.

2.	Reorganization

The China BCT Pharmacy Group, Inc, and its subsidiaries Liuzhou BCT, Ingenious, Forever Well, and BCT Retail reorganized their group structure (the “Reorganization”) as follows :

(i)
Due to certain regulatory restrictions on a wholly owned foreign enterprise or its wholly owned subsidiary to hold over 50% equity interest in any PRC company which operates more than 30 drug stores in the PRC (the “Drug Stores Restrictions”), Liuzhou BCT sold its 51% equity interest in BCT Retail to Liuzhou Baicaotang Property Management Company Ltd. (“Baicaotang Property”), of which the directors of Ingenious are the controlling stockholders of Baicaotang Property, at a consideration of RMB153,000 on April 1, 2008.  Afterwards, Baicaotang Property pledged its 51% equity interest in BCT Retail to Liuzhou BCT to secure a loan, amounting to RMB153,000, granted by Liuzhou BCT to Baicaotang Property up to December 31, 2015 for the acquisition of 51% equity interest in BCT Retail.  According to a Repurchase Agreement dated July 31, 2008, Liuzhou BCT was entitled to a preemptive right to repurchase the 51% equity interest in BCT Retail from Baicaotang Property up to the earlier of December 31, 2017 or the removal of the Drug Stores Restrictions.  Before the execution of the preemptive right by Liuzhou BCT, the rights and obligations as a stockholder of the 51% equity interest in BCT Retail are still vested in Liuzhou BCT and the appointment of the board of directors and management is controlled by Liuzhou BCT.

(ii)
On March 28, 2008, Forever Well entered into an agreement with the stockholders of Liuzhou BCT to acquire their entire equity interest in Liuzhou BCT at a cash consideration of RMB10,000,000, which is the registered and fully paid up capital of Liuzhou BCT.

(iii)	On June 30, 2008, Ingenious acquired the entire equity interest in Forever Well at a cash consideration of HK$10,000, which is the issued and fully paid up capital of Forever Well.

2.	Reorganization (Cont’d)

(iv)
On December 23, 2009, the Company entered into a Share Exchange Agreement with the shareholders    of Ingenious to acquire 100% of the issued and outstanding common shares in Ingenious by issuing 32,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Exchange Transaction”).

Following the completion of the Exchange Transaction on December 30, 2009, 2,900,000 shares of the Company’s common stock of $0.001 each, which were held by the Company’s shareholder, Lisa Lopomo, were cancelled on December 30, 2009.

The Exchange Transaction, which was completed on December 30, 2009, constituted a RTO and thereafter Ingenious became a wholly owned subsidiary of the Company

(iv)
On December 23, 2009, Zhangxiao Yan entered into an Earn-In Agreement with the former stockholders of Liuzhou BCT of which the former stockholders of Liuzhou BCT are given the rights to acquire 22,480,000 common shares (Earn-In Shares) of the Company at $300,000 based on their former respective equity interest in Liuzhou BCT immediate before the acquisition by Forever Well as stated in Note 2 (iii) provided that the Company meets the profit targets, representing audited net income of $26 million for the year of 2010 and $28 million for the year of 2011. The former stockholders are allowed to acquire 50% and 50% of Earn-In Shares upon the profit targets have been met for 2010 and 2011 respectively.

Upon the completion of Reorganization on December 23, 2009, the Company, Forever Well, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical are under common control of Huitian Tang, Jinghua Li, Wende Wei, Youru Jiang, Chunlin Liu and Bangfu Wang, who are the directors of the Company and Liuzhou BCT. The acquisition of Ingenious, Forever Well and Liuzhou BCT have been accounted for using combination of entities under common control.

3.	Acquisitions

In order to complement the existing retail store network and help the company to establish a presence in new markets, the company selectively acquired drugstores in both rural and urban area of Guangxi province. The company targeted retail stores in prime locations with good brand names, well-developed facilities and customer bases. The company acquired certain chain stores successively during 2010 as follows :

On February 28, 2010, the company entered an agreement with Liuzhou City Wubaitang Medical Chain Store Company Limited (柳州市伍百堂醫藥連鎖有限公司) for the purchase of thirty retail chain stores including the leases of the premises, inventories, plant and equipment, and fixtures and furniture. The Company has paid the total consideration for the transaction amount of $2,495,431 (equivalent to RMB16,482,375). The transaction was completed on April 1, 2010.

On March 29, 2010, the company entered an agreement with Zhaoping County Laobaixin Pharmacy Chain Store Co., Ltd. (昭平县老百姓大药房连銷有限公司) for the purchase of eighteen retail chain stores including the leases of the premises, inventories, plant and equipment, and fixtures and furniture. The company has paid the total consideration for the transaction amount of $640,206 (equivalent to RMB4,228,573 ). The transaction was completed on May 1, 2010.

On April 25, 2010, the company entered an agreement with Lai Bing Peng Fei Pharmacy Chain Store Co., Ltd.(來宾飞药业连銷有限公司) for the purchase of eleven retail chain stores including the leases of the premises, inventories, plant and equipment, and fixtures and furniture. The company has paid the total consideration for the transaction amount of $1,286,301 (equivalent to RMB8,496,044 ). The transaction was completed on April 1, 2010.

On September 19, 2010, the company entered an agreement with Guangxi San Le Da Yao Fang Pharmacy Chain Store Co., Ltd (广西三乐大药房连銷有限责任公司) for the purchase of fifteen retail chain stores including the leases of the premises, inventories, plant and equipment, and fixtures and furniture. The company has paid the total consideration for the transaction amount of $715,208 (equivalent to RMB4,723,969 ). The transaction was completed on October 1, 2010.

On September 20, 2010, the company entered an agreement with Rong Shui Xian Jiu Zhou Pharmacy Chain Store Co., Ltd (融水县九州医药连銷有限公司) for the purchase of eighteen retail chain stores including the leases of the premises, inventories, plant and equipment, and fixtures and furniture. The company has paid the total consideration for the transaction amount of $900,597 (equivalent to RMB5,948,459 ). The transaction was completed on October 1, 2010.

The following table summarizes the allocation of the purchase price reflecting the amounts to each major class of assets acquired and liabilities assumed at the dates of acquisition of the above acquisitions :

Assets
Property, plant and equipment, net	$2,386,782
Inventory	3,053,857
VAT Recoverable	144,654
Goodwill	452,450
Net assets acquired	$6,037,743

Cash paid for the acquisition	$6,037,743

As of December 31, 2010, the consolidated balance sheet includes goodwill identified upon the above acquisition amounting to $452,449 which represents the excess of the purchase price over the fair value of the identifiable net assets acquired.

The Company with advice from an independent appraiser has identified all assets acquired including intangible assets which meet either the separability criterion or the contractual-legal criterion in accordance with ASC 805 as of the date of acquisition. No significant identifiable intangible assets inclusive of trademark, product licenses and customers contracts were identified and recognized.

The amounts of sales revenue and net income of the above acquisitions since the acquisition date included in the consolidated income statement for the reporting period was $10,123,509 and $3,465,824, respectively.

The following unaudited pro forma financial information presents the combined results of operations of the Company with the above acquisitions as if the acquisition had occurred as of the beginning of fiscal year 2010 :

Pro Forma
(Unaudited)
Year ended December 31, 2010

Sales revenue	$210,835,398

Net income	$27,716,158

Earnings per share : basic and diluted	$0.72

This unaudited pro forma financial information is presented for informational purposes only.  The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations had the Company owned and operated this business as of the beginning of the period presented.

It was determined to be impracticable to present the comparative unaudited proforma financial information for the year ended December 31, 2009 as we were not able to obtain access to such financial information for the prior reporting period. In this context, the term impracticable has the same meaning as in FASB ASC 250-10-45-9.

4.	Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of China BCT Pharmacy Group, Inc. and its subsidiaries; Ingenious, Forever Well, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2010 and December 31, 2009, the cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars were placed with banks in the PRC and Hong Kong. For those denominated in RMB, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Deposits in banks pledged as securities for bills payable (Note 9) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses of all segments (retail, wholesale and manufacturing) and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate resulting in their inability to make payments, a higher allowance may be required.

The Company's general credit sales policy is to provide its customers with credit ranging from one month to six months. Within the period, it does not consider the receivables overdue and it does not record any bad debt provision. Once a sale closes, the company automatically grants its customers credit for one month to three months. Exended credit period of three to six months may be given upon sales managers’ approvals. Therefore, any receivables within six months do not have any provision for bad debt. Any receivable ranging from six months up to one year, are considered overdue, and will need a provision of 40% bad debt.

As of December 31, 2010, 78% of the Company's accounts receivable was derived from hospitals, community service centers and clinics. In the PRC, all hospitals and community service centres are owned or controlled by the PRC government. The Company believes that it is highly unlikely that a liquidation of one of its hospital customers will occur, and that the recovery of debts from hospitals is highly secured. Therefore, it is within the Company's customary practice to grant a longer credit period to those accounts.

Based on the above assessment the management established the general provisioning policy to make allowance equivalent to 40% of gross amount of accounts receivable due between half and one year and 100% of gross amount of accounts receivable due over 1 year. Additional provisions are made against accounts receivable whenever they are considered to be doubtful.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on accounts receivable.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off directly to the profit and loss.  This general provisioning policy has not changed since establishment and management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect it to be changed in the near future.

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

No provision for excess or obsolete inventory was made for the years ended December 31, 2010 and 2009.

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

Construction in progress mainly represents expenditures related to the construction of new production lines and the improvements of the manufacturing process. All direct costs related to the new production line and the improvements of the manufacturing process are capitalized as construction in progress. No depreciation is provided for construction in progress.

Maintenance and repairs are expensed as incurred.  Cost and related accumulated depreciation of property sold or otherwise disposed are removed from the accounts and any resulting gain or loss is included in operations.

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

Pharmaceutical licenses, customer contracts, trademarks, technology know-how and patents are stated at cost less accumulated amortization. Amortization is provided on a straight-line over their useful lives as follows:

Pharmaceutical licenses	10 years
Customer contracts, trademarks, technology, know-how and patents	1–3 years

Land use right

Land use rights are stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the leases ranging from 40 to 70 years. The leases term are obtained from the relevant PRC land authority.

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

Government grants

Non-refundable receipts of government grants to encourage research and development activities are credited to deferred income upon receipt.  Government grants are used for purchases of property, plant and equipment, to subsidize the research and development expenses incurred, for compensation expenses incurred or for good performance of the Company.

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

No government grant was received and recognized as income for the year ended December 31, 2010.

During the year ended December 31, 2009, the Company received government grants of $29,320 for good performance. The Company recognized this amount as income for the year.

Revenue recognition

Revenue from the sales of the Company’s products in both the wholesale and manufacturing segments is recognized upon customer acceptance. This occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as a signed sales contract. The significant risks and rewards of ownership are transferred to the customer at the time when the products are delivered and there is no significant post-delivery obligation to the Company. In addition, the sales price is fixed or determinable and the collection is reasonably assured.  The Company does not provide its customers with contractual rights of return for products.  When there are significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of the sales agreement with its customers in order to determine whether any significant post-delivery performance obligations exist.  Currently the sales under both the wholesale and manufacturing segments do not include any terms which may impose any significant post-delivery performance obligations on the Company.

Revenue from the sales of the Company’s products in its retail segment is recognized upon customer acceptance. This occurs at the time when the product is purchased by the retail customers at company-owned retail stores, and there is no significant post-delivery obligation, and collection is reasonably assured.  The Company does not have a return policy allowing customers to return the products sold.   When there are any significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the rules and regulations relating to the retail sales of drugs in the PRC in order to determine whether any significant post-delivery performance obligations exist.  Currently, the rules and regulations relating to the retail sales of drugs in the PRC do not include any provisions which may impose significant post-delivery performance obligations on the Company.

Revenue from the sales of the Company’s products represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to the Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw and other materials that are included in the cost of producing the Company’s finished products.

Advertising, research and development expenses

Advertising and research and development expenses are expensed as incurred.

Advertising expenses of $55,589 and $123,195 for the years ended December 31, 2010 and 2009 are included in selling expenses.

Research and development expenses consist primarily of remuneration for research and development staff and material costs for research and development.

No research and development expense was incurred in the year ended December 31, 2010 while December 31, 2009 $99,688 of research and development expense was included in operating expenses.

Retirement benefit costs

Liuzhou BCT adopted a retirement plan to provide eligible employees who were hired prior to April 23, 2002. These eligible employees are entitled to receive certain amounts of retirement benefits upon termination or retirement from the Company.  The amounts are based on the employees’ years of service in Liuzhou BCT up to April 23, 2002. The obligation for retirement benefit costs is recorded at the present value of the cost that is expected to settle the obligation and is recognized when the retirement plan is approved. The employees hired after April 23, 2002 are not entitled to this retirement plan.

As of December 31, 2010, the discount rate of 5.81% (2009: 7.14%), which represented the Company’s weighted average borrowing rate of Renminbi loans in the PRC, was adopted to calculate the present value of retirement benefits cost.  An analysis of the provision for retirement benefit costs for the years ended December 31, 2010 and 2009 is as follows:

	As of December 31,
	2010	2009

Balance at beginning of year	$260,478	$269,442
Imputed interest	17,591	20,349
Payments	(39,639)	(29,307)
Translation adjustments	8,745	(6)
Balance at end of year	$247,175	$260,478

	As of December 31,
	2010	2009

Current portion	$33,412	$59,158
Long-term portion	213,763	201,320
Balance at end of year	$247,175	$260,478

Shipping and handling costs

Shipping and handling costs of $679,185 and $469,900 for the years ended December 31, 2010 and 2009, respectively, are expensed as incurred and are included in selling expenses.

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

Store opening costs

Costs incurred in connection with store start-up, such as travel for recruitment, training and setup for new store openings, are expensed as incurred.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related companies.  As of December 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit standing.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable.

During the year ended December 31, 2010 and 2009, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s trade receivables.

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

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders’ equity in the statement of stockholders’ equity. The exchange rates as of December 31, 2010, 2009, and 2008 was 1 RMB equals to $0.1514, $0.1467 and $0.1467, respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the reporting period. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities outstanding during the reporting periods.

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

5.	Other income

	Year ended December 31,
	2010	2009

Rental income	$102,675	$69,086
Sales of raw material	-	209
Gain on sale of land	44,918	-
Other operating income	21,139	26,387

	$168,732	$95,682

6.	Finance costs

	Year ended December 31,
	2010	2009

Bank loans interest	$723,043	$1,007,423
Other loans interest	92,649	257,111
Imputed interest on retirement benefit costs	17,591	20,349
Bank charges	37,639	92,969
Discounting charges	-	35,994
Other	7,468	27

	$878,390	$1,413,873

7.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods presented.

BVI

Ingenious was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Forever Well is subject to the Hong Kong Profits tax at 16.5%.  No provision for the Hong Kong Profits tax has been made as the Company had no taxable income in this jurisdiction since its incorporation.

7.	Income taxes (cont’d)

PRC

Corporate income tax (“CIT”) to Liuzhou BCT and BCT Retail, was charged at 25% of assessable profits.

In accordance with the Circular of the State Council on Policies and Measures Pertaining to the Development of the Western Region (“DOWR”), the companies are entitled to a preferential rate of 15%. They are engaged in the projects listed in Guiding Catalogue, and the revenue derived from account for  over 70% of total revenue.  Hefeng Pharmaceutical met this DOWR requirement, it was approved by the tax authority and was granted a preferential tax rate of 15% for fiscal years from 2003 to 2010. From fiscal year 2011, Hefeng Pharmaceutical will be subject to CIT at rate of 25% under the new tax law.

The components of the provision (benefit) for income taxes are :

	Year ended December 31,
	2010	2009

Current taxes - PRC	$9,177,569	$6,250,855
Deferred taxes - PRC	(91,463)	10,943

	$9,086,106	$6,261,798

7.	Income taxes (cont’d)

The effective income tax expenses differs from the PRC statutory income tax rate of 25% for the year ended December 31, 2010 and 2009 in the PRC as follows :

	Year ended December 31,
	2010	2009

Provision for income taxes at PRC
statutory income tax rate	$8,693,675	$6,417,591
Non-deductible items for tax	1,012,882	229,848
Non-assessable items for tax	(181,743)	-
Under provision in prior year	73,057	122
Tax holiday	(538,134)	(338,135)
Others	26,369	(47,628)

	$9,086,106	$6,261,798

During the year ended December 31, 2010, the amount of benefit from tax holiday was $538,134 (2009: $338,135) and the effect on earnings per share was $0.01 (2009: $0.01).

FASB ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Under the new CIT Law effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, management has determined the impact arising from resident enterprise rules on the Company’s financial position is not significant.  Management evaluated the Company’s overall tax positions and has determined that no provision for uncertain income tax positions is necessary as of December 31, 2010 and 2009.

Deferred tax assets/(liabilities) as of December 31, 2010 and 2009 are composed of the followings :

	As of December 31,
	2010	2009
The PRC
Current deferred tax assets :
Provision and other accruals	$131,672	$-
Allowance for doubtful debts	75,550	60,164
	$207.222	$60,164

Non current deferred tax assets/ liabilities :
Depreciation of property, plant
and equipment	$(32,046)	$1,860,796
Amortization of land use right	483,356	(1,380,844)
Amortization of intangible assets	178,488	183,747

	$629,798	$663,699

8.	Earnings per share

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consists of warrants and options to the extent they are dilutive). For the year ended December 31, 2010, dilutive warrants to purchase 351,934 shares were included  in the diluted earnings per share calculations for those periods, and potentially dilutive options and warrants of 1,125,000 and 1,759,301, respectively, were excluded from the diluted loss per share calculation as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and warrants, and to have included them would have been anti-dilutive.

9.	Restricted cash and bills payable

	As of December 31,
	2010	2009

Bank deposits held as collateral for bills payable	$1,334,868	$1,155,779

The Company is requested by some suppliers to settle by issuance of bills to which the banks add their undertakings to guarantee their settlement at maturity. These bills are interest free with maturity of three to six months from date of issuance. The Company is required to deposit with the banks equal to 50% of the bills amount at the time of issuance and pay bank charges. These deposits will be used to settle the bills at maturity.

10.	Accounts receivable, net

	As of December 31,
	2010	2009

Trade receivables	$68,891,244	$35,554,436
Less : allowance for doubtful accounts	(226,936)	(144,397)

	$68,664,308	$35,410,039

An analysis of the allowance for doubtful accounts for the years ended December 31, 2010 and 2009 is as follows :

	As of December 31,
	2010	2009

Balance at beginning of year	$144,397	$144,397
Provision for doubtful debts	78,068	-
Translation adjustment	4,471	-

Balance at end of year	$226,936	$144,397

No accounts receivable was pledged as collateral under certain loan agreements as of December 31, 2010.

11.	Other receivables, prepayments and deposits

	As of December 31,
	2010	2009

Advances to staff	$123,500	$432,700
Prepayments	2,820,372	1,365,600
Other receivables	388,875	728,098

	$3,332,747	$2,526,398

12.	Inventories

	As of December 31,
	2010	2009

Raw materials	$860,993	$722,109
Work-in-progress	160,730	148,954
Finished goods	9,755,154	7,874,462

	$10,776,877	$8,745,525

13.	Goodwill and other intangible assets, net

	As of December 31,
	2010	2009

Goodwill
Acquisitions of retail stores	$452,450	$-
Acquisition of Hefeng Pharmaceutical	107,968	107,968

	$560,418	$107,968
Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, technology know-how, and patents	99,892	99,892
	989,818	989,818
Accumulated amortization	(408,337)	(329,784)

	$581,481	$660,034

13.	Goodwill and other intangible assets, net (cont’d)

Notes :

(a)	The amount represents goodwill identified upon acquisition of retail stores as stated in Note 3.

During the years ended December 31, 2010 and 2009 amortization charge was $79,346 and $118,565, respectively.

The estimated aggregate amortization expenses for other intangible assets for the five succeeding years are as follows :

Year

2011	$93,756
2012	87,936
2013	79,920
2014	79,920
2015	79,920

$421,452

14.	Property, plant and equipment, net

Property, plant and equipment are stated at cost, as follows:

	As of December 31,
	2010	2009

Buildings	$12,750,902	$12,331,575
Plant and machinery	1,453,435	1,291,734
Furniture, fixtures and equipment	3,055,934	374,615
Motor vehicles	420,683	367,132

	17,680,954	14,365,056
Accumulated depreciation	(3,437,366)	(2,544,420)

	14,243,588	11,820,636
Construction in progress	362,300	351,053

	$14,605,888	$12,171,689

(a)	An analysis of buildings, plant and machinery pledged to banks for bank loans is as follows:

	As of December 31,
	2010	2009

Buildings	$6,669,969	$7,409,774

Accumulated depreciation	(1,469,600)	(1,290,533)

	$5,200,369	$6,119,241

(b)	During the reporting periods, depreciation is included in :

	Year ended December 31,
	2010	2009

Cost of sales and applied to
inventories	$156,077	$157,256
Selling expenses	4,881	1,198
Administrative expenses	627,073	439,822

	$788,031	$598,276

15.	Land use rights, net

	As of December 31,
	2010	2009

Land use rights	$15,848,693	$16,039,294
Accumulated amortization	(2,426,645)	(2,059,541)

	$13,422,048	$13,979,753

The Company has obtained land use rights from the relevant PRC land authority for a period of 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of December 31, 2010, and 2009, land use rights with carrying amount of $5,239,133 and $6,205,140, respectively, were pledged to a bank for the loans granted to the Company.

During the years ended December 31, 2010 and 2009, amortization expense was $321,128, and $313,533, respectively.

During the year ended December 31, 2010, land use right with carrying amounts of $652,576 were sold for $697,495, net of direct costs, resulting in a gain of $44,919.

The estimated aggregate amortization expenses for land use right for the five succeeding years are as follows :

Year

2011	$321,127
2012	321,127
2013	321,127
2014	321,127
2015	321,127
Thereafter	11,816,413
$13,422,048

16.	Other payables and accrued expenses

	As of December 31,
	2010	2009

Accrued audit fee	$164,447	$102,000
Other accrued expenses	283,548	217,256
Deposits received	962,187	995,387
Accrued interest expenses	-	16,339
Accrued staff costs (a)	1,484,277	1,046,820
VAT and other tax payables	1,086,980	471,690
Registration payment	455,896	-
Other payables	419,621	345,120

	$4,856,956	$3,194,612

Notes :

a)	The amount includes salaries and wages, staff welfare, and social insurance.

17.	Amounts due to directors

The amounts are unsecured and repayable on demand. Except for the amounts of $75,700 (2009: $836,084) as of December 31, 2010 which were interest bearing at fixed rates ranging from 6.96% to 8.16% per annum, the remaining balances are interest free.

18.	Amounts due from/to related companies

The related companies are controlled by certain of the Company’s directors including Huitian Tang, Chairman and Chief Executive Officer. These amounts are interest free, unsecured and repayable on demand.

19.	Secured bank loans

	As of December 31,
	2010	2009

Short-term loans (a)	$7,085,520	$7,070,940
Current maturities of long-term
Bank loan	1,812,698	65,129

	8,898,218	7,136,069

Long-term bank loans (b)	3,754,305	3,697,086
Less: current maturities	(1,812,699)	(65,129)

	$1,941,606	$3,631,957

(a)	The weighted average interest rates for short-term loans as of December 31, 2010 and 2009 were 5.84% and 7.14% per annum, respectively.

(b)	The long term loans as of December 31, 2010 were interest bearing at variable rates ranging from HIBOR plus 6.48% to HIBOR plus 7.74% per annum, respectively.

(c)	As of December 31, 2010, the Company’s banking facilities include the following :

		Amount
Facilities granted	Granted	Utilized	Unused

Bills payable	$3,103,700	$1,334,876	$1,768,824
Secured bank loans	$10,839,824	$10,839,824	$-

(d)	As of December 31, 2010, the above bank loans were secured by the following :

(i)	Property, plant and equipment with carrying value of $5,200,369 (Note 14);

(ii)	Land use rights with carrying value of $5,239,133 (Note 15);

(iii)	Buildings and land use right owned by related companies which are controlled by certain of the Company's certain directors.

19.           Secured bank loans (cont’d)

During the reporting periods, there was no covenant requirement for the banking facilities granted to the Company.

The aggregate maturities of long-term bank loans as of December 31, 2010 are as follows:

Fiscal years ending on December 31,

Year

2011	$1,812,698
2012	1,742,903
2013	83,935
2014	90,902
2015	23,867
$3,754,305

20.           Other loans

	As of December 31,
	2010	2009
Interest bearing
- Staff (a)	$-	$377,067
- Third parties (a)	162,664	1,544,091

	162,664	1,921,158
Non interest bearing
- Third parties	-	440,100

	$162,664	$2,361,258

(a)	Interest at a fixed rate of 0.2667% per month to 7.2% per annum.

(b)	All other loans are unsecured and repayable on demand.

21.            Warrant liabilities

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

Upon the completion of a private placement as of February 1, 2010, as stated in Note 23(a), five-year warrants to purchase up to 514,933 shares of common stock (“Second Batch Warrants”) were issued to investors and classified as financial derivative liabilities at fair value for each reporting period in accordance with FASB ASC 815. The Company determined that the aggregate fair value of warrants issued as of February 1, 2010 was material to the financial statements for the year ended December 31, 2010.  Accordingly, a reclassification was made for the fair value of First Batch Warrants as of December 31, 2009 amounting to $1,294,142 from the Company’s equity to warrant liabilities as of February 1, 2010.  For the Second Batch Warrants, part of the net proceeds amounting to $561,277, representing the fair value as of February 1, 2010, were allocated to warrant liabilities at initial recognition.

The fair value of the warrants was calculated using the binomial model. The assumptions used to calculate fair value of First Batch Warrants and Second Batch Warrants as of December 31, 2010 are as follows:

1.	Expected volatility of 52.19% and 52.17% for First Batch Warrants and Second Batch Warrants, respectively
2.	Expected dividend yield of 0%
3.	Risk-free interest rate of 1.97% and 2.01% for First Batch Warrants and Second Batch Warrants, respectively
4.	Expected lives of 4.00 years and 4.09 years for First Batch Warrants and Second Batch Warrants, respectively
5.	Exercise price of $3.81 per share

As of December 31, 2010, the fair value of warrant liabilities was $1,273,193 and the corresponding gain on the change in fair value of warrant liabilities of $582,226 was recognized in the Company’s statement of operations for the year ended December 31, 2010.

Warrants issued and outstanding, all of which are exercisable at December 31, 2010, are summarized as follows:

Number of shares

First Batch Warrants	1,244,368
Second Batch Warrants	514,933

1,759,301

22.	Commitments and contingencies

a.	Capital commitment

As of December 31, 2010, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

b.	Operating lease commitments

As of December 31, 2010, the Company had non-cancelable operating leases for its retail stores and future minimum lease payments to be paid are as follows:

Year

2011	$1,121,593
2012	1,047,649
2013	459,190
2014	107,829
2015	45,536

$2,781,797

The rental expense relating to the operating leases was $824,419 and $309,833 for the years ended December 31, 2010 and 2009 respectively.

c.	Operating lease arrangement

As of December 31, 2010, the Company leases its premise in PRC under an operating lease arrangement until 2011. Future minimum lease payments to be received under the non-cancelable operating lease are as follows:

	As of December 31,
	2010	2009

Within one year	$29,251	$11,903

d.	Employment agreements

During the second quarter, the Company entered into employment agreements with HuiTian Tang, the Company’s Chairman and CEO, and XiaoYan Zhang, the Company’s CFO.  The employment agreements were approved by the board of directors and the compensation committee.  The following is a summary of the material provisions of the employment agreements for Mr. Tang and Ms. Zhang:

On May 18, 2010, the Company entered into a new employment agreement with Mr. Tang to employ him as CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which he will be paid RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and additional share-based compensation based upon its 2010 financial performance (see note 25).  The agreement may be terminated upon mutual agreement between the Company and Mr. Tang in writing. In addition, the Company shall have the right to unilaterally terminate the agreement under certain circumstances, including among other things, (i) serious violations of the labor laws or the rules or regulations of the Company; (ii) causing serious damage to the interests of the Company; or (iii) Mr. Tang is criminally prosecuted under the law.

The Company may also terminate the agreement by serving 30 days’ prior written notice to Mr. Tang or giving Mr. Tang one month’s salary in lieu of notice in any one of the following circumstances: (i) where Mr. Tang, after undergoing a legally prescribed period of medical treatment and recuperation for an illness or a non-work-related injury, remains unable to carry out his job responsibilities; (ii) where Mr. Tang is unable to fulfill the duties of his position to the standards required under the terms of the agreement; or (iii) where the agreement cannot be performed due to any major changes of any objective circumstances, which includes, but is not limited to, a merger of the Company into another business entity, or sale or transfer by the Company of substantial portion of the assets it owns to third parties, a material adjustment in operative policy, or a declaration of bankruptcy, dissolution or liquation by the Company.

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

On May 18, 2010, the Company entered into a new employment agreement with Ms. Zhang to employ her as CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and additional share-based compensation based upon its 2010 financial performance (see note 25).

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

The Company may terminate the agreement by serving 30 days’ prior written notice to Ms. Zhang or giving Ms. Zhang one month’s salary in lieu of notice in any one of the following circumstances: (i) where Ms. Zhang, after undergoing a legally prescribed period of medical treatment and recuperation for an illness or a non-work-related injury, remains unable to carry out her job responsibilities; (ii) where Ms. Zhang is unable to fulfill the duties of her position to the standards required under the terms of the agreement; or (iii) where the agreement cannot be performed due to any major changes of any objective circumstances, which includes, but is not limited to, a merger of the Company into another business entity, or sale or transfer by the Company of substantial portion of the assets it owns to third parties, a material adjustment in operative policy, or a declaration of bankruptcy, dissolution or liquation by the Company.

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

e.	Registration payment agreements

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

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 1% of the aggregated amount invested by such investors in the private placement for the first 30 days and 1% of the aggregated amount vested by such investors in the private placement for every 30-day period thereafter until the registration statement has been filed and/or declared effective, or such proportionate percentage for any period less than 30 days.  In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability will be recorded. Provision for registration payment till December 31, 2010 has been provided in the amount of $455,896. As of December 31, 2010 and up to the date of approval of these financial statements, it is not considered probable that the Company will be required to make any further payments under the registration rights arrangement and therefore no provision for such contingent liability has been made.

f.	Distribution agreements

During September of 2010 we entered into separate distribution agreements with three government-owned hospitals, each for a term of three years, pursuant to which the hospitals agreed to further increase our business with them ranging from 30% to 95% of their respective purchase plans for our drugs. We agreed to use our best efforts to fulfill the orders by distributing the drugs under the statutory requirement of the mandated collective tender plan. We were required to deposit a total of RMB 23,000,000 ($3,374,100) for the security of the distribution agreements. The hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances. We entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers’ purchases. We anticipate the revenues derived from these distribution agreements will contribute additional revenue of approximately $7,000,000 annually, commencing in the fourth quarter of 2010, over the three-year terms of the agreements.

23.           Common stock and additional paid-in capital

	Number of shares	Amount	Additional paid-in capital

Balance, January 1, 2010	37,089,370	$37,089	$14,920,899
Share-based compensation expense - Note 25	-	-	1,253,858
Reclassification of warrant liabilities- Note 21	-	-	(1,294,142)
Private placement (a)	1,029,970	1,030	1,752,831
Shares issued for the payment of placement service -	35,000	35	(35)

Balance, December 31, 2010	38,154,340	$38,154	$16,633,411

(a)
As of February 1, 2010, the Company completed a private placement of 1,029,970 shares of common stock and warrants in order to purchase up to 514,933 shares of common stock at an exercise price of $3.81 per share for gross proceeds of $2,616,108 which includes issuance expenses of $300,970.  In accordance with FASB ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as financial derivative liabilities at fair value for each reporting period. A part of the net proceeds amounting to $561,277, were allocated to warrant liabilities with the remaining balance of $1,753,861 recorded in the Company’s equity at initial recognition. On February 5, 2010, the company issued 35,000 shares to several lawyers for the placement services in connection thereto. See also Note 21.

24.           Statutory surplus reserves

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

25.           Stock option arrangements

On June 27, 2010, we adopted the China BCT Pharmacy Group, Inc. 2010 Omnibus Securities and Incentive Plan (the “Plan”) for the benefit of our employees, nonemployee directors and consultants and the employees, nonemployee directors and consultants of its affiliates, for purposes of assisting us to attract, retain and provide incentives to key management employees and nonemployee directors, and consultants of ours and our affiliates, and to align the interests of such individuals with those of our stockholders. Accordingly, the Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided in the Plan.

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

On July 16, 2010, we entered into separate stock option agreements with each of our three independent directors, Messrs. Lee, Choi and Chiu, which agreements provide for the grant to each such individual of an option to purchase 10,000 shares of our common stock at an exercise price of $4.00 per share.  Each option vests and becomes exercisable with respect to all of the shares on June 6, 2011.  The exercise price of each option may be paid for in cash or by cancellation of existing shares of our common stock held by the independent directors. Each option terminates on the earlier of (i) July 16, 2015 or (ii) the date as of which the option has been fully exercised.

August 18, 2010, we entered into separate stock agreements with two senior staff, which agreements provide for the grant to each such individual of an option to purchase 10,000 and 5,000 shares separately of our common stock at an exercise price of $5.00 per share. Each option vests and becomes exercisable on January 1, 2012 so as they are employed by the company as of December 31, 2011.

The fair value of options granted to the two executive employees at the date of grant was $1,774,440. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of June 27, 2010 were: 0% dividend yield, expected volatility of 30%, risk-free interest rate of 4.78% an exercise multiple of 2, and a post-vesting forfeiture rate of 0%. The Company expensed $1,208,677 in share-based compensation for the year ended December 31, 2010 based upon the conclusion of management that it is probable the 2010 Income Target will be achieved.  The remaining compensation cost of $565,763 related to non-vested awards will be recognized over the implied remaining requisite service period of January 1, 2011 through March 29, 2011 for both options.

The fair value of options granted to the three independent directors at the date of grant was $41,010 and was expensed in share-based compensation for the year ended December 31, 2010. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of July 16, 2010 were: 0% dividend yield, expected volatility of 41.8%, risk-free interest rate of 3.427% an exercise multiple of 2, and a post-vesting forfeiture rate of 0%.

The fair value of options granted to the two senior staff at the date of grant was $15,365. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of August18, 2010 were: 0% dividend yield, expected volatility of 51.31%, risk-free interest rate of 2.46% an exercise multiple of 2, and a post-vesting forfeiture rate of 0%. The Company expensed $4,171 in share-based compensation for the year ended December 31, 2010.  The remaining compensation cost of $11,194 related to non-vested awards will be recognized over the implied remaining requisite service period of January 1, 2011 through December 31, 2011 for both options.

The company expensed the above options in share-based compensation included in administrative expense in the amount of $1,253,858 for the year ended December 31, 2010.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at December 30, 2010 had no intrinsic value because the Company’s stock price was lower than all option exercise prices.  A summary of the Company’s stock options issued and outstanding as of and for the year ended December 31, is presented below:

	Number of options	Exercise Price

Stock options granted and outstanding	15,000	$5.00
Stock options granted and outstanding	1,110,000	$4.00

26.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% to employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $883,118 and $734,379 for the years ended December 31, 2010 and 2009, respectively.

27.           Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews the operating results solely by monthly revenue of pharmaceutical distribution, retail pharmacy and manufacturing pharmacy segments and the operating results of the Company. As such, the Company has determined that the Company has three operating segments as defined by FASB ASC 280, “Segment Reporting”: Pharmaceutical distribution, retail pharmacy and pharmacy manufacturing.

	Year ended December 31,
	2010	2009

Net Sales
Wholesale	$145,390,262	$97,137,585
Retail	44,593,533	31,222,577
Manufacturing	10,829,465	7,726,546

	$200,813,260	$136,086,708

Total intersegment revenue for the year ended December 31, 2010 and 2009 was $35,696,878 and $22,492,223, respectively.

	Year ended December 31,
	2010	2009

Operating Income
Wholesale	$23,085,979	$15,187,570
Retail	8,860,674	7,198,703
Manufacturing	5,401,924	3,472,102

	$37,348,577	$25,858,375

	Year ended December 31,
	2010	2009

Depreciation and Amortization expenses
Wholesale	$543,707	$455,257
Retail	73,545	3,498
Manufacturing	571,253	571,619

	$1,188,505	$1,030,374

	Year ended December 31,
	2010	2009

Income Taxes
Wholesale	$5,928,518	$3,946,968
Retail	2,340,984	1,788,983
Manufacturing	815,504	525,847

	$9,085,006	$6,261,798

	Year ended December 31,
	2010	2009

Assets
Wholesale	$108,182,966	$68,252,951
Retail	16,860,112	9,184,032
Manufacturing	16,386,308	10,319,034

	$141,429,386	$87,756,017

	Year ended December 31,
	2010	2009

Capital Expenditure
Wholesale	$181,616	$50,543
Retail	2,521,194	7,503
Manufacturing	134,077	275,664

	$2,836,887	$333,710

27.	Segment information (cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2010	2009

Total consolidated revenue	$200,813,260	$136,086,708

To Total profit for reportable segments	$37,348,577	$25,858,375
Unallocated amounts relating to operations:
Change in fair value of warrant liabilities	582,226	-
Interest income	8	-
Other income	212	-
Share-based compensation	(1,253,858)	-
Provision for registration payment	(455,896)	-
Other general expenses	(1,443,464)	(185,221)
Finance costs	(3,107)	(2,791)

Income before income taxes	$34,774,698	$25,670,363

	Year ended December 31,
	2010	2009
Assets

Total assets for reportable segments	$141,429,386	$87,756,017
Cash and cash equivalents	109,650	5,078,973
Other receivables	-	225,802

	$141,539,036	$93,060,792

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

28.	Related party transactions

Apart from the transactions as disclosed elsewhere in these consolidated financial statements, the Company has entered into following transactions with its related parties :

(i) Sales to related companies of which certain Company’s directors have controlling interests.

Name of related companies	Year ended December 31,
	2010	2009

Liucheng Medicine Company	$325,811	$311,759
Guangxi Tianhu Medicine Limited	9,632	271,890
Wuxuan Baicaotang Medicine Limited	29,618	208,475
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	3,311,379	1,273,381
	$3,676,440	$2,065,505

29.	Subsequent events

The Company has evaluated its activities subsequent to December 31, 2010 and has concluded that, except for the transaction described below, no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

On January 18, 2011, the Company entered into a Series A Convertible Preferred Shares Purchase Agreement (the “Preferred Purchase Agreement”) with Milestone Longcheng Limited (“Milestone”) pursuant to which Milestone agreed to purchase 9,375,000 shares of the Company’s Series A Convertible Preferred Shares, par value $.001 per share (the “Preferred Shares”). The sale transaction was completed and Milestone purchased the Preferred Shares on February 28, 2011, for an aggregate purchase price of $30 million less expense reimbursement of up to $400,000 for certain reasonable legal and other expenses incurred by Milestone in connection with the transaction. The Preferred Shares carry a dividend of 5% and are convertible initially into an equal number of shares of our Common Stock at an initial conversion price of $3.20 per share. All conditions to closing the transaction were completed on or prior to February 28, 2011, including the completion and filing of the amendment of our Certificate of Incorporation to increase our authorized capital to 170 million shares of capital stock consisting of 150 million shares of Common Stock (an increase of 50 million shares) and 20 million shares of blank-check preferred stock which our board of directors will have the authority to issue (the “Amendment”) and the filing of the certificate of designation adopting the terms of the Preferred Shares (the “Certificate of Designation”). All necessary board and stockholder action to approve adoption of the Amendment were taken and the Amendment was filed with the Delaware Secretary of State on February 28, 2011, which was 20 days after the mailing to our stockholders of an information statement pursuant to Section 14(c) of the Exchange Act. The board also approved the Certificate of Designation, subject to the filing of the Amendment, and the Certificate of Designation was also filed on February 28, 2011 in connection with the closing of the sale of the Preferred Shares.

In connection with this transaction, the Company and Milestone also entered into a registration rights agreement and, with certain of the Company’s principal stockholders, a shareholders agreement. The registration rights agreement provides for registration under the Securities Act of 1933, under various circumstances, of the shares of Common Stock into which the Preferred Shares can be converted. Under the Preferred Purchase Agreement, Milestone (or successor holders of the Preferred Shares) has the right to name one director and to recommend an additional independent director to the Company’s board of directors. The Purchase Agreement also provides that Milestone (or successor holders) will have consent rights with respect to certain operating matters. The shareholders agreement provides limitations on the rights of the principal shareholders to engage in competing businesses in the event that they are no longer employed with the Company and also provides a process for their sale of their shares, including first offering them to the holders of the Preferred Shares and co-sale rights of the holders. Under the Certificate of Designation, the holders of Preferred Shares have pre-emptive rights with respect to future offerings and have voting rights with the Common Stock as well as separate voting rights with respect to certain extraordinary transactions. The Preferred Shares represent 19.72% of the outstanding share capital of the Company. These shares, together with the shares of Common Stock owned by Ms. Zhang (representing approximately 47.3% of the outstanding share capital after this transaction) hold the majority voting interest in the Company. The Company is currently considering the appropriate accounting treatment for this transaction, and will disclose such treatment, as appropriate, once finalized.

In addition to the above described transaction, the SEC declared the Company’s registration statement on Form S-1 effective as of March 17, 2011. Pursuant to the registration statement, the Company registered 5,630,575 shares of the Company’s common stock, par value $0.001 per share, for resale, which shares were initially issued in the Private Placement transactions on December 30, 2009 and February 1, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2011.

CHINA BCT PHARMACY GROUP, INC.

/s/ Hui Tian Tang
By: Hui Tian Tang
Chief Executive Officer and Director (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person whose signature appears below constitutes and appoints Hui Tian Tang and Xiaoyan Zhang as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Hui Tian Tang	Chairman of the Board of Directors	March 31, 2011
Hui Tian Tang	and Chief Executive Officer

/s/ Xiaoyan Zhang	Chief Financial Officer and Director	March 31, 2011
Xiaoyan Zhang

/s/ Eng Leong Lee	Director	March 31, 2011
Eng Leong Lee

/s/ Simon Choi	Director	March 31, 2011
Simon Choi

/s/ Man Wai Chiu	Director	March 31, 2011
Man Wai Chiu

/s/ Yunli Lou	Director	March 31, 2011
Yunli Lou

EXHIBIT INDEX

2.1	Share Exchange Agreement Dated December 23, 2009 (1)

3.1	Certificate of Incorporation. (2)

3.1	Certificate of Amendment of Certificate of Incorporation. (1)

3.2	By-laws. (2)

4.1	Form of Warrant. (1)

4.2	Form of Co-placement Agent Warrant.(3)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (1)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (1)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (1)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Bcaicaotang Baicaotang Property Development Limited and Rurol Credence Cooperation of Guangxi. (1)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Bcaicaotang Baicaotang Property Development Limited and Agricultural Bank of China. (1)

10.12	Form of Loan Agreement by and between Jinhua Li and Guangxi Hefeng Pharmaceutical Co. Limited. (1)

10.13	Form of Retail Chain Leasing Contract. (1)

10.14	Loan Agreement dated February 8, 2007 by and between Huitian Tang and Industrial and Commercial Bank of China Guangxi Branch (3)

10.15	Confirmation Agreement dated December 31, 2008 by and among Huitian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (3)

10.16	Loan Agreement dated February 12, 2007 by and between Youru Jiang and Industrial and Commercial Bank of China Guangxi Branch (3)

10.17	Confirmation Agreement dated December 31, 2008 by and among Youru Jiang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (3)

10.18	Form of Lock-Up Agreement. (3)

10.19	Employment Agreement dated January 3rd, 2009 by and between Guangxi Liuzhou Baicaotang Pharmaceutical Co., Ltd. and Huitian Tang. (1)

10.20	Earn-in Agreement dated December 30, 2009.(3)

10.21	Shares Pledge Agreement dated May 3, 2008. (3)

10.22	Shares Pledge Agreement dated March 31, 2009. (3)

10.23	Termination Agreement dated March 2, 2010. (3)

14	Code of Ethics and Business Conduct. (1)

21	List of Subsidiaries. (3)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.
(2)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.
(3)	Incorporated by reference to the Company’s Registration Statement on form S-1 filed on March 3, 2010.

* Filed herewith.