Form 10-Q
period 2011-03-31
China BCT Pharmacy Group, Inc.
filed 2011-05-16
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 13, 2011 the registrant had 38,154,340 shares of common stock outstanding.

TABLE OF CONTENTS

	Explanatory Note

	Part I -- Financial Information

Item 1.	Financial Statements	1

	Consolidated Statements of Incomes (Unaudited) – Three Months Ended March 31, 2011 and March 31, 2010

	Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010

	Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended March 31, 2011 and March 31, 2010

	Consolidated Statements of Equity (Unaudited) - Three Months Ended March 31, 2011

	Notes to Consolidated Financial Statements – March 31, 2011 (Unaudited) and December 31, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4T.	Controls and Procedures	44

	Part II – Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered shares of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	(Reserved and Removed)	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

  PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	2011	2010

Sales revenue	$58,603,240	$34,028,878
Cost of sales	44,996,039	25,167,201
Gross profit	13,607,201	8,861,677

Operating expenses
Administrative expenses	3,030,695	1,642,423
Selling expenses	1,944,585	1,026,519
Total operating expenses	4,975,280	2,668,942

Income from operations	8,631,921	6,192,735

Non-operating income (expense)
Interest income	1,827	50,686
Other income	22,196	98,040
Change in fair value of warrant liabilities - Note 15	275,382	(288,783)
Other expenses	-	(39,312)
Finance costs - Note 4	(194,058)	(263,696)
Total non-operating income (expense)	105,347	(443,065)

Income before income taxes	8,737,268	5,749,670

Income taxes - Note 5	(2,487,797)	(1,505,505)

Net income	6,249,471	4,244,165

Other comprehensive income
Foreign currency translation adjustments	353,910	24,538

Total comprehensive income	$6,603,381	$4,268,703

Earnings per share : Basic and diluted - Note 6	$0.16	$0.11

Weighted average number of shares outstanding :
Basic and diluted	38,154,340	37,764,573

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Balance Sheets
(Stated in US Dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(*)

ASSETS
Current assets
Cash and cash equivalents	$62,772,553	$20,157,112
Restricted cash	1,188,787	1,334,868
Accounts receivable, net	55,139,975	68,664,308
Amounts due from related companies - Note 12	5,379,965	3,784,069
Other receivables, prepayments and deposits	3,796,342	3,332,747
Inventories - Note 7	9,703,785	10,776,877
Deferred income taxes	208,317	207,222
Total current assets	138,189,724	108,257,203

Property, plant and equipment, net - Note 9	14,438,497	14,605,888
Land use rights, net - Note 10	13,410,670	13,422,048
Long term deposits	4,718,200	3,482,200
Goodwill - Note 8	562,809	560,418
Other intangible asset, net - Note 8	558,139	581,481
Deferred income taxes	634,266	629,798
TOTAL ASSETS	$172,512,305	$141,539,036

(*) Derived from audited financial statements.

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(*)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables	$33,149,573	$35,497,337
Bills payable	2,377,573	2,669,752
Other payables and accrued expenses	5,145,217	4,856,956
Amounts due to directors - Note 11	194,057	190,484
Amounts due to related companies - Note 12	215,566	139,219
Income tax payable	2,543,936	2,564,359
Secured bank loans - Note 13	5,780,523	8,898,218
Other loans - Note 14	166,355	162,664
Retirement benefit costs	29,040	33,412
Total current liabilities	49,601,840	55,012,401
Secured long-term bank loans - Note 13	1,933,373	1,941,606
Warrant liabilities - Note 15	997,811	1,273,193
Retirement benefit costs	213,439	213,763
TOTAL LIABILITIES	52,746,463	58,440,963

COMMITMENTS AND CONTINGENCIES - Note 16

CONVERTIBLE REDEEMABLE PREFERRED STOCK
Series A convertible, redeemable preferred stock:
$0.001 par value; 20,000,000 shares authorized;
9,375,000 and zero shares issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively - Note 17	29,884,870	-

STOCKHOLDERS’ EQUITY
Common stock: par value $0.001 per share;
150,000,000 and 100,000,000 shares authorized;
38,154,340 shares issued and outstanding as of March 31, 2011 and
December 31, 2010, respectively	38,154	38,154
Additional paid-in-capital	16,812,930	16,633,411
Statutory and other reserves	4,585,854	4,585,856
Accumulated other comprehensive income	4,781,775	4,427,865
Retained earnings	63,662,259	57,412,787
TOTAL STOCKHOLDERS’ EQUITY	89,880,972	83,098,073

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,512,305	$141,539,036

(*) Derived from audited financial statements.

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$6,249,471	$4,244,165
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	364,481	324,350
Deferred taxes	(1,360)	(1,218)
Gain on disposal of land use right	-	(44,919)
Share based compensation expense	568,523	-
Change in fair value of warrant liabilities	(275,382)	288,783
Changes in operating assets and liabilities:
Accounts receivable	13,847,009	299,603
Bills receivable	-	(129,956)
Other receivables, prepayments and deposits	(444,695)	(1,528,878)
Inventories	1,126,770	(2,015,522)
Accounts payables	(2,833,404)	1,761,245
Other payables and accrued expenses	264,661	591,850
Retirement benefit costs	(5,985)	-
Income tax payable	(33,875)	119,648
Total adjustments	12,576,743	(335,014)

Net cash flows provided by operating activities	$18,826,214	$3,909,151

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Three months ended March 31,
	2011	2010

Cash flows from investing activities
Payments to acquire and deposit for acquisition of
property, plant and equipment	$(15,045)	$(38,376)
Proceeds from sale of land use right	-	697,495
Deposit for acquisition of retail stores assets	-	(2,434,101)
Long term deposit	(1,214,080)	-

Net cash flows used in investing activities	(1,229,125)	(1,774,982)

Cash flows from financing activities
Repayments to related companies	(1,495,952)	(3,214,793)
Restricted cash	152,692	-
Repayment from (to) directors	2,559	(159,903)
Net proceeds received from private placement	-	2,315,138
Net proceeds received from placement of preferred stock	29,495,866	-
Proceeds from bank loans	-	1,290,960
Repayments of bank loans	(3,174,005)	(1,800,218)
Repayments of other loans	-	(860,689)

Net cash flows provided by (used in) financing activities	24,981,160	(2,429,505)

Effect of foreign currency translation on cash and cash equivalents	37,192	24,538

Net increase (decrease) in cash and cash equivalents	42,615,441	(270,798)

Cash and cash equivalents - beginning of period	20,157,112	13,304,158

Cash and cash equivalents - end of period	$62,772,553	$13,033,360

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$175,386	$196,262
Income taxes	$2,523,032	$1,387,075

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Equity
(Unaudited)
(Stated in US Dollars)

					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, December 31, 2010	38,154,340	$38,154	$16,633,411	$4,585,854	$4,427,865	$57,412,788	$83,098,072
Net income	-	-	-	-	-	6,249,471	6,249,471
Foreign currency translation adjustments	-	-	-	-	353,910	-	353,910
Share based compensation	-	-	568,523	-	-	-	568,523
Accretion of preferred stock to redemption value	-	-	(389,004)	-	-	-	(389,004)

Balance, March 31, 2011	38,154,340	$38,154	$16,812,930	$4,585,854	$4,781,775	$63,662,259	$89,880,972

See the accompanying notes to consolidated financial statements.

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

The Company is principally engaged in the distribution, retail and production of drugs in the People’s Republic of China (the “PRC”).

Currently the Company has five subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

Ingenious Paragon Global Limited (“Ingenious”)	British Virgin Islands (“BVI”) / May 29, 2008	100%	Authorized, issued and full paid 50,000 common shares of $1 par value each	Investment holding

Forever Well Asia Pacific Limited (“Forever Well”)	Hong Kong / January 10, 2008	100%	Authorized, issued and fully paid 10,000 common shares of HK$1 each	Investment holding

Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”)	PRC / April 3, 1986	100%	Registered and fully paid up capital RMB53,010,670	Investment holding and distribution of drugs

Guangxi Liuzhou Baicaotang Medicine (Retail Chain) Limited (“BCT Retail”)	PRC / October 30, 2001	100%	Registered and fully paid up capital RMB3,000,000	Retail sales of drugs
Guangxi Hefeng Pharmaceutical Company Limited (“Hefeng Pharmaceutical”)	PRC / September 18, 2000	100%	Registered and fully paid up capital RMB5,000,000	Production and sales of drugs

2.	Basis of presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

3.	Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of China BCT Pharmacy Group, Inc, and its subsidiaries; Ingenious, Forever Well, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical.  All significant inter-company accounts and transactions have been eliminated during consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, warrant liabilities and share-based compensation and the estimation on useful lives of property, plant and equipment and intangible assets.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of March 31, 2011 and December 31, 2010, the cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars and were placed with banks in the PRC and Hong Kong. For those denominated in RMB, they are not freely convertible into foreign currencies, and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balances of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Deposits in banks pledged as securities for bills payable that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable.  A considerable amount of judgment is required in assessing the amount of the allowance; the Company considers the historical level of credit losses of all segments (Retail, Wholesale and Manufacturing) and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future for all segments.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, management establishes the general provisioning policy to make allowance equivalent to 40% of gross amount of accounts receivable due between half and one year and 100% of gross amount of accounts receivable due over 1 year for all segments.  Additional specific provision is made against accounts receivable whenever they are considered to be doubtful.

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on accounts receivable.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Company’s reserve requirements generally increase with its projected demand requirements and decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.  Inventory quantities and expiry dates are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the expiry dates and the Company’s forecast of future demand and market conditions.

No provision for excess or obsolete inventory was made as of March 31, 2011 or December 31, 2010.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over estimated useful lives.  The principal depreciation rates are as follows:

	Annual rate	Residual value
Buildings	2.54-9.84%	Nil – 2%
Plant and machinery	7-18.4%	Nil – 10%
Motor vehicles	6-18.4%	10%
Furniture, fixtures and equipment	6-18.4%	10%

Construction in progress

Construction in progress mainly represents expenditures in respect of the construction of a new production line and improving the manufacturing process.  All direct costs relating to the new production line and improving the manufacturing process are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance and repairs

Maintenance or repairs are expensed as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

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

Revenue recognition

Revenue from sales of the Company’s products in wholesale and manufacturing segments is recognized upon customer acceptance, which occur at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured.  We do not provide our customers with contractual rights of return for any of our products.  When there are any significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of sales agreements with its customers in order to determine whether any significant post-delivery performance obligations exist.  Currently, the sales under wholesale and manufacturing segments do not include any terms which may impose any significant post-delivery performance obligations on the Company.

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

Revenue from sales of the Company’s product represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on purchasing raw materials and other materials included in the cost of producing the Company’s finished products.

Advertising, research and development expenses

Advertising, research and development expenses are expensed as incurred.

Retirement benefit costs

Liuzhou BCT adopted a retirement plan for eligible staff employed prior to April 23, 2002.  Eligible staff are entitled to receive certain amounts based on their years of service in Liuzhou BCT up to April 23, 2002, upon their termination of employment relationship with the Company or retirement.  The obligation of retirement benefit costs is recorded at the present value of the cost expected to settle the obligation and is recognized when the retirement plan has been approved.  Staff employed after April 23, 2002 are not entitled to this retirement plan.

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

Comprehensive income

The Company has adopted FASB ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Components of comprehensive income (loss) include net income and foreign currency translation adjustments.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and amounts due from related companies.  As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the three months ended March 31, 2011 and 2010, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s accounts receivable.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

4.	Finance costs

	Three months ended
	March 31,
	2011	2010

Bank and other loan interests	$180,768	$246,829
Bank charges	9,697	16,867
Finance charge for retirement benefit costs	3,593	-

	$194,058	$263,696

5.	Income taxes

United States

The Company is subject to the United States of America tax law at tax rates up to 34%.  No provision for the US federal income taxes has been made as the Company had no taxable income under this jurisdiction for the reporting periods.

BVI

Ingenious was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Forever Well is subject to the Hong Kong Profits tax at a tax rate of 16.5%. No provision for the Hong Kong Profits tax has been made as the Company had no taxable income under this jurisdiction since its incorporation.

PRC

Corporate income tax (“CIT”) to Baicaotang Medicine and Baicaotang Retail was charged at 25% starting from fiscal year 2008.

In accordance with the Circular of the State Council on Policies and Measures Pertaining to the Development of the Western Region (“DOWR”), a company is entitled to preferential rate of 15% if it is engaged in the projects listed in Guiding Catalogue and the revenue derived from it account for the amount over 70% of total revenue.  As Hefeng Pharmaceutical met this DOWR requirement, it was approved by the tax authority and was granted a preferential tax rate of 15% for fiscal years 2003 to 2010. Hefeng is now taxed at a rate of 25% under the new tax law upon the expiration of the preferential treatment.

6.	Earnings per share

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Potential dilutive shares are excluded from the computation of earnings per share as average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, warrants, preferred shares, and to have included them would have been anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

7.	Inventories

	March 31,	December 31,
	2011	2010
Raw materials	$859,040	$860,993
Work-in-progress	133,643	160,730
Finished goods	8,711,102	9,755,154

	$9,703,785	$10,776,877

8.	Goodwill and other Intangible assets

	March 31,	December 31,
	2011	2010
Goodwill
Acquisitions of retail stores	$454,841	$452,450
Acquisition of Hefeng	107,968	107,968

Total	$562,809	$560,418

Other intangible assets

Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, know-how and patents	99,892	99,892
	989,818	989,818
Accumulated amortization	(431,679)	(408,337)

Net	$558,139	$581,481

During the three months ended March 31, 2011 and 2010, amortization of intangible assets amounted to $23,447 and $34,514, respectively.

9.	Property, plant and equipment, net

	March 31,	December 31,
	2011	2010
Costs:
Buildings	$12,819,780	$12,750,902
Plant and machinery	1,472,709	1,453,435
Furniture, fixtures and equipment	3,076,607	3,055,934
Motor vehicles	422,907	420,683
	17,792,003	17,680,954
Accumulated depreciation	(3,717,721)	(3,437,366)
	14,074,282	14,243,588
Construction in progress	364,215	362,300

Net	$14,438,497	$14,605,888

(a)	An analysis of buildings, plant and machinery pledged to banks for banking loans (Note 13(d)(i)) is as follows:

	March 31,	December 31,
	2011	2010
Costs:
Buildings	$2,997,592	$6,669,969
Accumulated depreciation	(640,447)	(1,469,600)

Net	$2,357,145	$5,200,369

(b)	Construction in progress

Construction in progress mainly represents expenditures in respect of the construction of new production lines and improvement on manufacturing.

10.	Land use rights

	March 31, 2011	December 31, 2010

Land use rights	$15,931,441	$15,848,693
Accumulated amortization	(2,520,771)	(2,426,645)

Net	$13,410,670	$13,422,048

The Company has obtained land use rights from the relevant PRC land authority for a period of 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of March 31, 2011 and December 31, 2010, land use rights with carrying amount of $4,360,478 and $5,239,133, respectively were pledged to a bank for the bank loans granted to the Company (Note 13(d)(ii)).

During the three months ended March 31, 2011 and 2010, amortization amounted to $80,314 and $108,355, respectively.

11.	Amounts due to directors

The amounts are unsecured and repayable on demand. Except for the amounts of $121,760 as of March 31, 2011 and $75,700 as of December 31, 2010, which were interest bearing at fixed rates ranging from 6.96% to 8.16% per annum, the remaining balances are interest-free.

12.	Amounts due from/to related companies

The related companies are controlled by certain of the Company directors collectively inclusive of Huitian Tang. These amounts are interest-free, unsecured and repayable on demand.

13.	Secured bank loans

	March 31,	December 31,
	2011	2010

Short-term loans - Note 13(a)	$3,957,200	$7,085,520
Current maturities of long term bank loan	1,823,323	1,812,699

	$5,780,523	$8,898,219

Long-term bank loans - Note 13(b)	$3,756,696	$3,754,305
Less: current maturities	(1,823,323)	(1,812,699)

	$1,933,373	$1,941,606

(a)	The weighted average interest rates for short-term loans as of March 31, 2011 and December 31, 2010 were 6.58% and 5.84% per annum, respectively.

(b)	The long term loans as of March 31, 2011 were interest bearing at variable rates ranging from HIBOR plus 6.48% to HIBOR plus 8.32% per annum, respectively

(c)	As of March 31, 2011, the Company’s banking facilities were composed of the following:

		Amount
Facilities granted	Granted	Utilized	Unused
Trade facilities	$3,120,100	$1,188,787	$1,931,313
Secured bank loans	$7,713,396	$7,713,396	$-

(d)	As of March 31, 2011, the above bank loans and facilities were secured by the following:

(i)	Property, plant and equipment with carrying value of $ 2,357,145 (Note 9);

(ii)	Land use rights with carrying value of $4,360,478 (Note 10);

(iii)	Buildings and land use rights owned by a related company which is controlled by certain of the Company's directors.

(e)	Long-term borrowings are repayable as follows:

	March 31,	December 31,
	2011	2010

Within one year	$1,823,323	$1,812,698
After one year but within two years	1,753,535	1,742,903
After two years but within three years	86,193	83,935
After three years but within four years	93,645	90,902
After four years but within five years	-	23,867

	$3,756,696	$3,754,305

During the reporting periods, there was no covenant requirement for the banking facilities granted to the Company.

14.	Other loans

	March 31,	December 31,
	2011	2010
Interest bearing
Third parties - Note 14(a)	$166,355	$162,664

	$166,355	$162,664

(a)	Interest bearing at a fixed rate of 7.2% per annum.

15.          Warrant liabilities

As of December 30, 2009, the Company completed a private placement of 2,489,370 shares of common stock and five-year warrants to purchase up to 1,244,368 shares of common stock (“First Batch Warrants”) at an exercise price of $3.81 per share for gross proceeds of $6,322,952 which includes related issuance expenses of $1,016,290. In accordance with FASB ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as financial derivative liabilities at fair value for each reporting period.  However, the Company considered the amount to be immaterial to the financial statements for the year ended December 31, 2009 as the fair value of First Batch Warrants was $1,294,142 as of December 31, 2009; thus, the net proceeds were allocated to First Batch Warrants resulting in the entire amount recorded as equity.

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

The fair value of the warrants was calculated using the binomial model. The assumptions that were used to calculate respective fair value of First Batch Warrants and Second Batch Warrants, as of March 31, 2011, are as follows:

•	Expected volatility of 48.47% and 49.57%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 2.05% and 2.08%
•	Expected lives of 3.75 years and 3.84 years
•	Exercise price of $3.81 per share

As of March 31, 2011, the fair value of warrant liabilities was $997,811 and corresponding gain on change in fair value of warrant liabilities of $275,382 was recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

Warrants issued and outstanding, all of which are exercisable at March 31, 2011, are summarized as follows:

Number of shares
First Batch Warrants	1,244,368
Second Batch Warrants	514,933

1,759,301

16.	Commitments and contingencies

a	Capital commitment

As of March 31, 2011, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the condensed consolidated financial statements.

b.             Operating lease commitments

As of March 31, 2011, the Company had non-cancelable operating leases for its retail shops and future minimum lease payments to be paid are as follows:

Year	Amount

2011	$882,568
2012	1,113,613
2013	504,420
2014	129,007
2015	64,040

$2,693,648

The total expense relating to the operating leases was $283,640 and $87,747 for the periods ended March 31, 2011 and 2010,  respectively.

c.	Operating lease arrangement

As of March 31, 2011, the Company leases its premise in PRC under an operating lease arrangement until 2010. Future minimum lease payments to be received under non-cancelable operating lease are as follows:

March 31,
2011
Within one year	$35,924
After one year but within two years	9,059
After two years but within three years	1,510

$46,493

d.	Employment agreements

During the 2nd quarter, the Company entered into employment agreements with Huitian Tang, the Company’s CEO, and Xiaoyan Zhang, the Company’s CFO.  The employment agreements were approved by the Board of Directors and Compensation Committee.  The following is a summary of the material provisions of the employment agreements for Mr. Tang and Ms. Zhang:

On May 18, 2010, the Company entered into a new employment agreement with Mr. Tang to employ him as CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which he will be paid RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and additional share-based compensation based upon our 2010 financial performance (see note 19).  The agreement may be terminated upon mutual agreement between the Company and Mr. Tang in writing.  In addition, the Company shall have the right to unilaterally terminate the agreement under certain circumstances, including, among other things, (i) serious violations of the labor laws or the rules or regulations of the Company; (ii) causing serious damage to the interests of the Company; or (iii) Mr. Tang is criminally prosecuted under the law.

In 2011, the Board of Directors authorized and approved the increase of Mr. Tang’s annual salary from US$139,000 to US$200,000 starting from January 6, 2011.

The Company may also terminate the agreement by serving 30 days' prior written notice to Mr. Tang or giving Mr. Tang one month’s salary in lieu of notice in any one of the following circumstances: (i) where Mr. Tang, after undergoing a legally prescribed period of medical treatment and recuperation for an illness or a non-work-related injury, remains unable to carry out his job responsibilities; (ii) where Mr. Tang is unable to fulfill the duties of his position to the standards required under the terms of the agreement; or (iii) where the agreement cannot be performed due to any major changes of any objective circumstances, which includes, but is not limited to, a merger of the Company into another business entity, or sale or transfer by the Company of a substantial portion of the assets it owns to third parties, a material adjustment in operative policy, or a declaration of bankruptcy, dissolution or liquidation by the Company.

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

On May 18, 2010, the Company entered into a new employment agreement with Ms. Zhang to employ her as CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and additional share-based compensation based upon our 2010 financial performance (see note 19).

In 2011, the Board of Directors authorized and approved the increase of Ms. Zhang’s annual salary from US$109,092 to US$160,000 starting from January 6, 2011.

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

The Company may terminate the agreement by serving 30 days' prior written notice to Ms. Zhang or giving Ms. Zhang one month’s salary in lieu of notice in any one of the following circumstances: (i) where Ms. Zhang, after undergoing a legally prescribed period of medical treatment and recuperation for an illness or a non-work-related injury, remains unable to carry out her job responsibilities; (ii) where Ms. Zhang is unable to fulfill the duties of her position to the standards required under the terms of the agreement; or (iii) where the agreement cannot be performed due to any major changes of any objective circumstances, which includes, but is not limited to, a merger of the Company into another business entity, or sale or transfer by the Company of a substantial portion of the assets it owns to third parties, a material adjustment in operative policy, or a declaration of bankruptcy, dissolution or liquidation by the Company.

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

e)	Registration payment agreements

On December 30, 2009, the Company completed a private placement of 2,489,370 shares of common stock and warrants to purchase up to 1,244,368 shares of common stock at an exercise price of $3.81 per share.  In connection with the private placement, warrants to purchase up to 248,937 shares of common stock at an exercise price of $3.05 per share were issued to the Co-Placement Agents.

Pursuant to the subscription agreement, the Company was required to file a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended, (i) registering for resale by the investors for 2,489,370 shares of common stock and the warrants to purchase up to 1,244,368 shares of common stock issued to the investors; and (ii) registering for resale for the Co-Placement Agents for the warrants to purchase up to 248,937 shares of common stock (all of the foregoing securities being collectively referred to herein as the “Registrable Securities”). The Company agreed to use its best efforts to file the Registration Statement within 30 days from the Second Closing, dated February 1, 2010 (“Registration Filing Date”) and to have the Registration Statement declared effective prior to the 150th day following the Second Closing, provided, however, that in the event of a “full review” by the SEC, the Company shall be afforded an additional 30 days and shall have the Registration Statement declared effective prior to the 180th day following the Second Closing (the “Registration Effective Date”).

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 1% of the aggregated amount invested by such investors in the private placement for the first 30 days and 1% of the aggregated amount vested by such investors in the private placement for every 30-day period thereafter until the registration statement has been filed and/or declared effective, or such proportionate percentage for any period less than 30 days.  In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability will recorded. Provision for registration payment has been provided in the amount of $178,783. As of March 31, 2011 and up to the date of approval of these financial statements, it is not considered probable that the Company will be required to make any further payments under the registration rights arrangement and therefore no provision for such contingent liability has been made.

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

During the three months ended March 31, 2011, we entered into one distribution agreements with another government-owned hospitals for a term of three years, pursuant to which the hospitals agreed to further increase our business with it to 30% of its purchase plans for our drugs

In addition to the existing deposit of RMB 23,000,000 ($3,500,600) that we had paid preceding the first quarter, in respect of the past three agreements, we paid another RMB 8,000,000 ($1,217,600) for the security of these new distribution agreements during the first quarter. The hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances. We entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers’ purchases. We anticipate the revenues derived from the existing distribution agreements will contribute additional revenue of approximately $7,000,000 annually, over the three-year terms of the agreements. An additional $3.3 million revenue has been contributed for the six months from October 2010 to March 31, 2011 derived from these three hospitals after signing the distribution agreements during September 2010.  As for the newly signed agreement, according to the hospital’s own forecast, we believe that additional revenue of $2,000,000, would commence annually from third quarter 2011 onwards over this new three-year terms of agreement.

17.	Convertible Redeemable Preferred Stock

On January 18, 2011, the Company entered into a Series A Convertible Preferred Shares Purchase Agreement (the “Purchase Agreement”) with Milestone Longcheng Limited (“Milestone”) pursuant to which Milestone at February 28, 2011 purchased 9,375,000 shares of the Company’s Series A Convertible Preferred Shares, par value $.001 per share (the “Preferred Shares”), for an aggregate purchase price of $30,000,000.  The Preferred Shares carry a dividend of 5% and are convertible initially into an equal number of shares of our Common Stock at an initial conversion price of $3.20 per share

Upon the consummation of a qualified public offering (as defined in the Purchase Agreement) in which the sale price of the Preferred Shares exceeds the product of 2.0 multiplied by the initial conversion price (as adjusted from time to time as provided in the Purchase Agreement), without the payment of additional consideration therefor, all the Preferred Shares shall be automatically converted into Conversion Shares at the then applicable Conversion Rate.

The holders of the Preferred shares may require the Company to redeem all or any portion of the outstanding Preferred Shares upon the occurrence of certain events, including: (a) any change of control of the Company;(b) any substantial asset sale; (c) any consolidation or merger  or acquisition or sale of voting securities of the Company resulting in the holders of the issued and outstanding voting securities of the Company immediately prior to such transaction beneficially owning or controlling less than a majority of the voting securities of the continuing or surviving entity immediately following such transaction;(d) any tender offer, exchange offer or repurchase offer for any common shares;(e) cessation of listing of the common shares (or equity securities of an entity that holds all or substantially all the share capital of the Company) on an internationally recognized exchange; (f) it has been three years since the issue date (g) cessation of provision of services by Mr. Huitian Tang to the Company or any of its Subsidiaries by reason of resignation, discharge, death, disability, retirement or otherwise.

The redemption price to be paid by the Company for such required redemptions shall be equal to an amount necessary to provide an annual return of fifteen percent (15%) compounded annually on the stated value of the Preferred Shares for the period commencing on February 28, 2011 and ending on the applicable redemption date.  The redemption price shall take into account and be credited with any dividends paid during such period.

The conversion price shall be subject to adjustment as follows if any of the events listed below occur prior to the conversion of any Preferred Shares being converted:

(a)
In the event  the Company   pays a dividend or makes a distribution on its common shares in common shares,  subdivides or reclassifies its outstanding common shares into a greater number of shares, or  consolidates or reclassifies its outstanding common shares into a smaller number of shares, the conversion price in effect immediately prior to such event shall be adjusted so that the holders of the Preferred Shares thereafter converted shall be entitled to receive the number of common shares of the Company which they would have owned or have been entitled to receive after the occurrence  of such event had the Preferred Shares been converted immediately prior to the occurrence of such event.

(b)
In the event  the Company  issues common shares,  issues rights, options or warrants to subscribe for or purchase common shares, or  issues or sells other rights for common shares or securities  whether or not convertible or exchangeable into common shares  for a consideration per share less than the then effective conversion price on the date the Company issues or sells such  securities, then in each such case the conversion price in effect immediately prior to the issuance of such securities shall be reduced, concurrently with the issue of such securities, to the price appropriately readjusted.

(c)
In the event  the Company’s net income after tax under U.S. GAAP, but excluding the effects of extraordinary gains, and non-cash expenses relating to options and warrants, and qualified public offering related expenses as and when expensed in the Company’s audited annual financial statements for the twelve-month period ending December 31, 2011, and prepared on a pro forma basis, is less than US$31,200,000, the conversion price shall be adjusted, effective on the date of the issuance of the 2011 annual audited financial statements.

(d)
In the event  the Company  distributes to all holders of its common shares any share capital of the Company (other than common shares) or evidences of indebtedness or cash or other assets (excluding regular cash dividends or distributions paid from retained earnings of the Company and dividends or distributions referred to in (a) above) or rights, options or warrants to subscribe for or purchase any of its securities (excluding those referred to in (b) above) then, in each such case, the conversion price shall be adjusted.

(e)
In the event any securities of the Company (other than Preferred Shares), are amended or otherwise modified by operation of their terms or otherwise  in any manner whatsoever that results in the reduction of the exercise, conversion or exchange price of such securities payable upon the exercise for, or conversion or exchange into, common shares or other securities exercisable for, or convertible or exchangeable into, common shares and/or in such securities becoming exercisable for, or convertible or exchangeable into more shares or a greater amount of such securities which are, in turn exercisable for, or convertible or exchangeable into, common shares, or more common shares, then such amendment or modification shall be treated as if the securities which have been amended or modified have been terminated and new securities have been issued with the amended or modified terms for purposes of Section (b) above.

We classify the Preferred Shares as temporary equity in accordance with ASR 268 (Securities and Exchange Commission, Financial Reporting Codification, Section No. 211, Redeemable Preferred Stocks) because the Preferred Shares contain a conditional obligation that may require us, at the option of the holders, to redeem some or all of these shares by transferring our assets upon the occurrence of certain events that  are not solely within the control of the Company.

The initial fair value of the Preferred Shares was $29,495,866 representing the transaction price of $30,000,000, in accordance with the FASB ASC 820-10-30-3, less related issue costs of $504,134.

We evaluated the economic characteristics and risks of the conversion feature as an embedded derivative and determined such economic characteristics and risks are clearly and closely related to the host contract.  Therefore, the conversion feature does not meet the requirements of FASB ASC 815-15-25-1.a. for bifurcation and separate fair value accounting.

The Company has elected to adjust the carrying amount of the Preferred Shares at each reporting date  by applying   periodic accretions, using the interest method, so that the carrying amount will be equal to the possible redemption amount at the earliest determinable redemption date of February 28, 2014.  As of March 31, 2011, such accretion amount was $389,004 resulting in a carrying amount for the Preferred Shares of $29,884,870 at that date.

18.	Common stock and additional paid-in capital

			Additional
	Number of		paid-in
	shares	Amount	capital

Balance, January 1, 2011	38,154,340	$38,154	$16,633,411
Share based compensation - Note 19	-	-	568,523
Accretion of preferred stock to redemption value - Note 17	-	-	(389,004)

Balance, March 31, 2011	38,154,340	$38,154	$16,812,930

On December 29, 2010, the Board of Directors of the Company unanimously adopted a resolution approving the amendment and restatement of the Certificate of Incorporation to increase the authorized Common Stock of the Company from 100,000,000 shares to 150,000,000 shares and was effective on February 28, 2011 after filing the Certificate of Amendment.

19           Stock option arrangements

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

On June 27, 2010, we granted options under the Plan to two executive employees. The options vest and become exercisable with respect to all of the shares only if our after-tax net income for fiscal 2010 equals at least U.S. $26,000,000 (excluding any non-cash expenses) (the “2010 Income Target”), determined on the basis of our audited financial statements for our 2010 fiscal year, as confirmed by our independent auditor in their report on said financial statements (the “Audit Report”).  If the 2010 Income Target is met, the options shall vest and become exercisable on the date on which the Audit Report is dated, and if the options do not become exercisable due to the failure to meet the 2010 Income Target, the option shall terminate on the date on which the Audit Report is dated. The 2010 Income Target was met and the options granted have vested.

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

On August 18, 2010, we entered into separate stock agreements with two senior staff, which agreements provide for the grant to each such individual of an option to purchase 10,000 and 5,000 shares separately of our common stock at an exercise price of $5.00 per share. Each option vests and becomes exercisable on January 1, 2012 so long as they are employed by the Company as of December 31, 2011.

The fair value of options granted to the two executive employees at the date of grant was $1,774,440. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of June 27, 2010 were: 0% dividend yield, expected volatility of 30%, risk-free interest rate of 4.78% an exercise multiple of 2, and a post-vesting forfeiture rate of 0%. The Company expensed the remaining compensation cost of $565,763 related to non-vested awards upon the 2010 Income Target being concluded.

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

The fair value of options granted to the two senior staff at the date of grant was $15,365. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of August18, 2010 were: 0% dividend yield, expected volatility of 51.31%, risk-free interest rate of 2.46% an exercise multiple of 2, and a post-vesting forfeiture rate of 0%. The Company expensed $2,760 in share-based compensation for the three months ended March 31, 2011.  The remaining compensation cost of $8,434 related to non-vested awards will be recognized over the implied remaining requisite service period of April 1, 2011 through December 31, 2011 for both options.

The Company expensed the above options in share-based compensation included in administrative expense in the amount of $568,523 for the three months ended March 31, 2011.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at March 31, 2011 had no intrinsic value because the Company’s stock price was lower than all option exercise prices.  A summary of the Company’s stock options outstanding as of March 31, is presented below:

	Number of options	Exercise Price

Stock options granted and outstanding	15,000	$5.00
Stock options granted and outstanding	1,110,000	$4.00

20.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% to employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $58,808 and $144,704 for the three months ended March 31, 2011 and 2010, respectively.

21.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of wholesale, retail and manufacturing sectors and operating results of the Company. The Company has determined that it has three operating segments as defined by FASB ASC 280, “Segments Reporting” (previously SFAS 131)”: Wholesale, retail and manufacturing.

	Three Months Ended
	March 31,
	2011	2010

Net Sales
Wholesale	$43,251,171	$23,218,923
Retail	12,549,357	8,902,624
Manufacturing	2,802,712	1,907,331

	$58,603,240	$34,028,878

	Three Months Ended
	March 31,
	2011	2010
Operating Income
Wholesale	$6,559,081	$3,422,095
Retail	1,788,156	1,870,571
Manufacturing	1,470,641	1,009,245

	$9,817,878	$6,301,911

	Three Months Ended
	March 31,
	2011	2010

Depreciation and Amortization Expenses
Wholesale	$169,759	$197,980
Retail	43,394	1,290
Manufacturing	151,328	-

	$364,481	$324,350

	March 31,	December 31,
	2011	2010
Assets
Wholesale	$124,202,743	$108,182,966
Retail	13,742,818	16,860,112
Manufacturing	19,558,924	16,386,308

	$157,504,485	$141,429,386

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended
	March 31,
	2011	2010

Total consolidated revenue	$58,603,240	$34,028,878

Total profit for reportable segments	9,817,878	6,301,911
Unallocated amounts relating to operations:
Change in fair value of warrant liabilities	275,382	(288,783)
Share-based compensation	(568,523)	-
Finance costs	(431)	(2,341)
Other general expenses	(787,038)	(261,117)

Income before income taxes	$8,737,268	$5,749,670

	March 31,	December 31,
	2011	2010
Assets
Total assets for reportable segments	$157,504,485	$141,429,386
Cash and cash equivalents	15,007,820	109,650

	$172,512,305	$141,539,036

All of the Company’s long-lived assets and revenues are classified based on the customers are located in the PRC.

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

Pharmaceutical distribution segment:

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instruments from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for the other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the three months ended March 31, 2011, our pharmaceutical distribution segment accounted for approximately 73.8% of our total revenue after elimination of inter-segment sales.  Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 1.8%, 0.1%, 0.1%, 18.8% and 79.2% of our pharmaceutical distribution segment’s total revenue for the three months ended March 31, 2011, respectively.

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

Retail pharmacy segment:

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 179 directly owned retail stores under the registered name “Baicaotang 百草堂.” Our retail stores provide high-quality convenient and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical products and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan.   There is no difference in the sales price of our products in our medi-care qualified stores between cash and medi-card payment.  No co-payment is collected with respect to payments by medi-card.  For the three months ended March 31, 2011, our retail pharmacy segment accounted for approximately 21.4% of our total revenue after elimination of the inter-segment sales.

The following table sets forth the accounts receivable from the National Program for our retail pharmacy segment as of March 31, 2011 and December 31, 2010:

	As of March 31,	As of December 31,
	2011	2010
Payor	(000)	(000)
National Program	$371	$349

Our billing system does not currently have the capacity to generate an aging schedule for all of our receivables. Nevertheless, we are able to create aging schedules by reference to data from our accounting system.   The payment from the National Program is made on a lump sum basis after the invoices are approved. Our system is linked with the one at National Program. At the end of each month, we reconcile our records with those of the National Program and send invoices to it for reimbursement.  Once amounts are confirmed by the National Program, such amounts due for the current month will be available for reimbursement.  No allowance for bad debts has been made as medi-card reimbursement under the national insurance program is assured.

Manufacturing segment:

Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.   For the three months ended March 31, 2011, our manufacturing segment accounted for approximately 4.8% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

Pharmaceutical Distribution segment

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

Retail pharmacy segment

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

We intend to expend a total of RMB 125 million, or approximately $18.4 million for the opening of 250 additional chain stores in 2011. We will put priority in focusing on quality rather than quantity of the stores that we are going to acquire. However, there are no assurances that such expansion strategy will be delivered at desirable price. As a result, we may not be able to fully implement our growth strategy.

Manufacturing segment

We have registered one of our existing product licenses for Levodopa raw materials successfully in India and we are now planning to invest in the construction of a production workshop for it. The production is expected to begin at the end of the year 2011 and we anticipate that these products will contribute revenue commencing by the end of the year 2011.

Effect of Price Controls on Our Operating Results

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

RESULTS OF OPERATIONS

The following table sets forth the key components of our results of operations for the periods indicated.

	Three months ended March 31
	2011		2010
	‘000	% of total sales	‘000	% of total sales
Sales revenue	$58,603	100.0	$34,029	100.0
Cost of sales	44,996	76.8	25,167	74.0
Gross profit	13,607	23.2	8,862	26.0
Operating expenses
Administrative expenses	3,031	5.2	1,642	4.8
Selling expenses	1,944	3.3	1,027	3.0
Total operating expenses	4,975	8.5	2,669	7.8

Income from operations	8,632	14.7	6,193	18.2

Non-operating income (expense)
Interest income	2	-	51	0.1
Other income	22	-	98	0.3
Change in fair value of warrants-liabilities	275	0.5	(289)	(0.8)
Other expenses	-	-	(39)	(0.1)
Finance costs	(194)	(0.3)	(264)	(0.8)
Total non-operating income (expense)	105	0.2	(443)	(1.3)

Income before income taxes	8,737	14.9	5,750	16.9
Income taxes	(2,488)	(4.2)	(1,506)	(4.4)
Net income	6,249	10.7	4,244	12.5
Other comprehensive income
Foreign currency translation adjustments	354	0.6	25	0.1
Total comprehensive income	$6,603	11.3	$ 4,269	12.6

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended March 31, 2011 and March 31, 2010.  For the three months ended March 31, 2011, we had approximately $9.0 million of inter-segment revenue, which includes approximately $8.8 million in sales from our distribution segment to our retail segment, and approximately $0.2 million in sales from our manufacturing segment to our distribution segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Three months ended March 31,
	2011		2010
External Segment revenue	‘000%		‘000%
Pharmaceutical distribution	$43,251	73.8	$23,219	68.2
Retail pharmacy	12,549	21.4	8,902	26.2
Manufacturing pharmacy	2,803	4.8	1,907	5.6
	$58,603	100.0	$34,028	100.0
Inter-segment revenue	$9,059		$6,649

Sales Revenue

During the three months ended March 31, 2011, we had sales revenue of $58.6 million, as compared to sales revenue of $34.0 million during the three months ended March 31, 2010, an increase of $24.6 million or approximately 72.2%. This increase was mainly attributable to the respective increases in sales revenue of $20.0 million and $3.6 million from our distribution segment and our retail segment during the period.

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

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Three months ended March 31,
	2011		2010
	‘000%		‘000%
Hospitals	$27,333	63.2	$18,407	79.3
Other drug stores	3,950	9.1	151	0.6
Clinics and health care centres	4,754	11.0	977	4.2
Distributors and others	7,214	16.7	3,684	15.9
Total	$43,251	100.0	$23,219	100

Revenue from our pharmaceutical distribution segment increased by 86.6% from $23.2 million for the three months ended March 31, 2010 to $43.3 million for the three months ended March 31, 2011. The increase in revenue of $20.1 million is the result of the increase in volume by $20 million. The price effect is negligible as the change in price is attributed mainly to the change in prices paid by hospitals based upon the PRC Government-mandated collective tender process. As the tender process had not yet concluded as of March 31, 2011, no major price changes have yet resulted.  The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of $8.9 million in sales to hospitals. There was a further increase of $3.8 million in sales to clinics and health care centers, $3.8 million in sales to other drug stores and $3.5 million in sales to other distributors concurrently. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan and the implementation of the New Rural Cooperative-Medicare plan. Further, as we signed the distribution agreement with three government hospitals during September 2010, the increase of the grant of the portion of the purchase plan to us contributed to the sales to hospitals. The increase in sales to clinics and health care centers was attributed to the penetration of the market at the community region after we won the six cities and townships’ distribution business bid from Basic Drugs Catalogue Plan in the middle of 2009.  The increase in sales to other drug stores was the result of the increase in the quantity and range of products to new stores as a result of our marketing effort at the rural area.

Retail pharmacy segment

Revenue from our retail pharmacy segment increased by 41.0% from $8.9 million for the three months ended March 31, 2010 to $12.5 million for the three months ended March 31, 2011. The increase in revenue resulted from the increase in sales volume of $3.8 million after the offset of the price reduction by approximately $0.2 million. The increase in volume of sales was primarily attributed to the 105 stores opened since the second quarter of year 2010 as well as the 17 stores opened during the three months ended March 31, 2011.  Among the 17 stores opened during the three months ended March 31, 2011, we recorded revenue in 9 stores during such period while revenue from the remaining 8 new stores will be recorded in the second quarter of 2011.   The slight reduction in our retail prices was the result of the adjustment of our selling prices in accordance with the price control office.  The reduction in sales from the existing stores was mainly due to the increase in the number of the drug stores in the market.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Three months ended March 31,
	2011	2010
	(000)	(000)
Existing stores (1)	$7,301	$8,332
New stores (2)	5,248	570
Total	$12,549	$8,902

Number of stores	179	66

(1) One store was closed after the three months ended March 31, 2010 and no sales were incurred with respect to that store for the three months ended March 31, 2011.  The sales derived from that store for the three months ended March 31, 2010 were $113,749.

(2) Represents the 114 stores opened after period ended March 31, 2010, including the 9 stores opened during the three months ended March 31, 2011.

Manufacturing segment

Revenue from our manufacturing segment increased by 47.0% from $1.9 million for the three months ended March 31, 2010 to $2.8 million for the three months ended March 31, 2011. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was attributed to the increase in sales through the penetration of sales to distributors as a result of efforts made by our sales representatives.

Cost of Sales

Cost of Sales was $45.0 million for the three months ended March 31, 2011 as compared to $25.2 million for the three months ended March 31, 2010. Our cost of sales consists of the cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs. The increase was primarily due to an increase in the costs of purchasing merchandise following the increase in our revenue.

Gross Profit

Gross profit was $13.6 million for the three months ended March 31, 2011 as compared to $8.9 million for the three months ended March 31, 2010, representing an increase of $4.7 million or approximately 53.5%.  Our gross profit margin was 23.2% and 26.0% for the three months ended March 31, 2011 and March 31, 2010, respectively. The gross profit margin was relatively stable as we maintained the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The decrease in profit margin was mainly attributed to the increase in the portion of sales derived from our distribution segment whose profit margin is comparatively lower.

Pharmaceutical distribution segment

The gross profit margin for our pharmaceutical distribution segment was approximately 18.0% and 20.8% for the three months ended March 31, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise. In order to penetrate and capture growth from the medical insurance plan and the distribution rights that we were granted to deliver within the counties that we are entitled to sell to, we attempted to satisfy the demand of hospital customers for both high-profit margin and low-profit margin products. This resulted in a slight decrease in the gross profit margin for the three months ended March 31, 2011 compared to the same period in 2010. Further, the profit margin derived from stores and the other distributors are lower when compared with the hospitals and community health care centres. The increase in the portion of sales derived from these two customer bases did reduce the gross profit margin.

Retail pharmacy segment

The gross margin for our retail pharmacy segment was approximately 32.2% and 31.5% for the three months ended March 31, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  There are no significant changes in gross profit margin and the slight increase in gross margin was attributed to the fact that we used fewer price reductions in the strategy for our marketing campaign during the three months ended March 31, 2011.

Manufacturing segment

The gross profit margin for our manufacturing segment was approximately 64.1% for each of the three months ended March 31, 2011 and March 31, 2010.

Selling, and Administrative Expenses - Combined

Selling and administrative expenses totaled $5.0 million for the three months ended March 31, 2011, as compared to $2.7 million for the three months ended March 31, 2010, representing an increase of $2.3 million or approximately 86.4%. The increase was attributed to the increase of administrative expenses and selling expenses by $1.4 million and $0.9 million, respectively.

Selling Expenses

Selling expenses increased by 90% from $1.0 million for the three months ended March 31, 2010 to $1.9 million for the three months ended March 31, 2011. The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare in connection with our increased sales and marketing activities. The percentage of our distribution and selling expenses to our total revenue gradually increased from 3.0% to 3.3%.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment decreased by 6.6% from $0.61 million for the three months ended March 31, 2010 to $0.57 million for the three months ended March 31, 2011. The decrease was primarily due to the reduction in meeting expenses.

Retail pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment increased by 210.0% from $0.39 million for the three months ended March 31, 2010 to $1.21 million for the three months ended March 31, 2011. The increase was primarily due to the increase in salaries and staff benefits of retail staff by $0.8 million because of the increase in the number of staff by the acquisition of stores after the second quarter 2010.

Manufacturing segment

The selling expenses of our retail pharmaceutical distribution segment increased by 750.0% from $0.02 million for the three months ended March 31, 2010 to $0.17 million for the three months ended March 31, 2011. The increase was primary due to the increase of sales commission to regional sales representatives by $0.14 million.

Administrative expenses

Administrative expenses increased by 84.6% from $1.6 million for the three months ended March 31, 2010 to $3.0 million for the three months ended March 31, 2011. The increase in administrative expenses for the three months ended March 31, 2011 was primarily due to an increase in the fees and salaries in connection with the compliance of being a public company by $0.6 million as well as the incurrence of the share-based compensation expense of $0.6 million. Further there was an increase of $0.2 million of the rental expenditures resulting from the opening of new stores. The percentage of our administrative expenses to our total revenue decreased slightly from 4.8% in 2010 to 5.2% in 2011.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment decreased by 6.1% from $0.98 million for the three months ended March 31, 2010 to $0.92 million for the three months ended March 31, 2011. The slight decrease was primarily due to the reduction in the staff benefit.

Retail pharmacy segment

The administrative expenses of our retail pharmaceutical distribution segment increased by 118.5% from $0.27 million for the three months ended March 31, 2010 to $0.59 million for the three months ended March 31, 2011. The increase was primarily attributable to the increase of rental charges by $0.2 million upon the opening of new stores after the second quarter 2010. Further, there is incurrence of the post-acquisition service fees in connection with the acquisition of stores concluded in 2010 by $0.38 million approximately.

Manufacturing segment

The administrative expenses of our manufacturing segment decreased by 5.9% from $0.17 million for the three months ended March 31, 2010 to $0.16 million for the three months ended March 31, 2011. The slight decrease was primarily attributable to the sum of the decrease of depreciation and amortization.

Change in fair value of warrants

For the three months ended March 31, 2011, we incurred a non-cash gain of $0.3 million unrelated to our operations from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 85, “Derivative and Hedging”   The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before income tax

As a result of the foregoing, our income before income tax increased by 52% to $8.7 million for the three months ended March 31, 2011 compared to $5.8 million for the same period in 2010. The percentage of our income before income tax to total revenue was 14.9% in 2011 as compared to 16.9% in 2010. The decrease is mainly attributed to the increase of legal and consultancy fees in connection with public company compliance and SEC requirements and the decrease in gross profit margin due to a change in proportion of segment sales.

Pharmaceutical distribution segment

Our income before income tax from distribution operations increased by 88.6% from $3.5 million for the three months ended March 31, 2010, to $6.6 million for the three months ended March 31, 2011. The profit margin increased to 15.2% from 14.7%

Retail pharmacy segment

Our income before income tax from retail pharmacy segment operations was $1.8 million for each of the three months ended March 31, 2010 and March 31, 2011. The profit margin decreased to 14.3% from 21.0%, however, in the 2011 quarter. The reduction is mainly attributed to the incurrence of the post-acquisition expenses for the acquisition of stores and the increase in special bonus granted to the staff.

Manufacturing segment

Our income before income tax from manufacturing segment operations increased by 50.0% from $1.0 million for the three months ended March 31, 2010, to $1.5 million for the three months ended March 31, 2011. The profit margin decreased to 52.5% from 52.9%

Net Income

As a result of the above factors, we had net income of $6.2 million for the three months ended March 31, 2011 as compared to $4.2 million for the three months ended March 31, 2010, representing an increase of $2.0 million or approximately 47.7%. For the three months ended March 31, 2011 our net income was impacted by a non-cash gain of $0.3 million as a result of warrant liabilities and an expense of $0.6 million derived from share-based compensation unrelated to our operations.  Excluding this $0.3 million net non-cash charge, our net income for the three months ended March 31, 2011 would have been $6.5 million, representing an increase of 44.4% compared to  $4.5million excluding the non-cash expense of $0.3 million for the same period of 2010.

Earning per share

For the three months ended March 31, 2011, our basic and diluted earnings per share were $0.16, representing an increase of 45.5%, compared to the same period in 2010.

Liquidity and Capital Resources

Our principal sources of funds are cash generated from operations and various short-term and long-term bank borrowings and certain credit facilities inclusive of bills payable, as well as cash contributions from certain directors and related companies.  Our primary liquidity requirements are to finance working capital, to fund the payment of interest and principal due on indebtedness and to finance acquisitions and the expansion of our facilities and operations. As of March 31, 2011, $5.8 million of our indebtedness was due within one year and $1.9 million was due within longer than one year.  During the period ended 2010 we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted cash and cash equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of March 31, 2011 and December 31, 2010, our restricted cash was approximately $1.2 million and $1.3 million, respectively.  As of March 31, 2011 and December 31, 2010 we had cash of $62.8 million and $20.2 million, respectively, exclusive of restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	Three months ended March 31,
	2011	2010
	(000)	(000)
Net proceeds provided by operating activities	$18,826	$3,909
Net cash used in investing activities	(1,229)	(1,775)
Net cash provided by/(used in) financing activities	24,981	(2,429)
Foreign currency translation	37	24
Net increase (decrease) in cash and equivalents	42,615	(271)
Cash and cash equivalents, beginning of period	20,157	13,304
Cash and cash equivalents, end of period	$62,772	$13,033

Operating Activities

We primarily derive our cash flow from operating activities from the sale of our products and services in our three segments.  Our cash used in operating activities is primarily from the purchase of raw materials and products, distribution and selling expenses and general administrative expenses and taxes.  Cash flows from our operations can be significantly affected by factors such as the timing of payment of accounts receivable and the payment of our accounts payable to suppliers.

Cash from operating activities is primarily affected by our pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments. Because our manufacturing segment accounted for only 4.78% of our revenues in 2011, it does not have a significant impact on cash from operating activities.

Cash provided by operating activities was $18.8 million for the three months ended March 31, 2011 compared to $3.9 million provided by operating activities for fiscal 2010, representing an increase of $14.9 million. Operating cash flows for 2011 reflects primarily net cash receipts derived from business operations. The substantial increase in cash provided by operating activities was mainly attributed to the result of a stable accounts receivable turnover achieved even as the sales increased between the two fiscal periods. The accounts receivable payment for the three months ended March 31, 2011 was 96 days as compared to 94 days for the three months ended March 31, 2010.  It is normal practice for the customers to withhold payment at the end of December of each year. As the size of the accounts receivable for the year ended December 31, 2010 is twice the amount of the amount at the year ended December 31, 2009, more older receivables were paid for this three months ended March 31, 2011 when compared to the three months ended March 31, 2010.

For our pharmacy distribution segment, accounts receivable turnover days for the three months ended March 31, 2011 were 120 as compared to 124 in 2010.  The reduction was due to a more prompt payment from the hospitals as compared to last fiscal period; many hospitals had undertaken construction and expansion work in the previous period resulting in a substantial balance maintained at year end December 31, 2010. The improvement of the turnover days did have a substantial effect on our operating cash flow.  In the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government.  We believe that it is highly unlikely that a liquidation of one of our hospital or community health care center customers will occur, and that the recovery of accounts receivable from them are highly secure.  Therefore, it is our customary practice to grant a longer credit period.  There have been no instances of write-offs of any receivables owed by a hospital or the community health care centers. In addition to the prompt payment from hospital customers, offset did take place between accounts receivable and accounts payable for certain distributors acting as both the vendor and customer of the company. The offset did take place upon the mutual consent over the amounts owed by and to the parties.

For our retail segment, accounts receivable turnover days were three for both the three months ended March 31, 2011 and March 31, 2010. We generally receive cash from the customer at our retail store except for our medi-care qualified stores.  The accounts receivable comprised only the medi-card reimbursement under the national program.

For our manufacturing segment, the accounts receivable turnover days were 142 in 2011 compared to 155 in 2010.  The reduction was attributed to the effort of the regional manager to monitor the collection of debts.

Investing Activities

Our cash flow from investing activities primarily consists of the acquisition of assets of drug stores by our retail segments, long term deposits together with the purchase of property, plant and equipment. Cash used in investing activities was $1.2 million for the first three months of 2011, compared to $1.8 million of cash used in investing activities for the same period in 2010, representing a decrease of $0.6 million. The decrease in cash used was primarily due to the absence of acquisition of stores ($2.4 million) netting off the absence of the proceeds of the sales of land ($0.7 million). The reduction in cash used is also offset by the payment of long term deposit by $1.2 million.

Financing Activities

Our cash from financing activities is derived primarily from private placements of securities and bank loan activities. Cash provided by financing activities was $25.0 million for the three months ending March 31, 2011, compared to $2.4 million used in financing activities for the same period in 2010 representing an increase of cash provided by financing activities by $22.6 million. The substantial increase was primarily due to the proceeds from the placement of the preferred stock of $29.5 million. The increase was offset partially by the increase in net repayment of the bank loans of $2.7 million and the absence of the net proceeds of $2.3 million received from private placement.

Working capital

Our working capital as of March 31, 2011 and December 31, 2010 was $88.6 million and $53.2 million, respectively.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations.  Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of payment when compared with other customers, and the substantial portion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of March 31,	As of December31,
	2011	2010
Hospitals	$33,371	$45,476
Other drug stores	4,598	2,971
Clinics and health care centre	5,329	8,434
Distributors and others	7,227	7,548
Total	$50,525	$64,429

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of March 31, 2011 were $4.0 million while long term bank borrowings outstanding as of March 31, 2011 were $3.8 million. The short term loans bore an average interest rate of 6.58% per annum and it was adjusted currently or quarterly in accordance with the loan rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the properties from related-parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have three to seven years terms. Part of the borrowings mature at various times over the next years and part of the borrowings are repayable by monthly installments within the four years before maturity.  The loans bear an interest rate from 6.48% to 8.32% which are adjusted currently or  an annual basis in accordance with the loan rate of the People’s Bank of China

These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

In addition to bank borrowings mentioned above, we have trade credit facilities granted in the amount of $3.1 million as at March 31, 2011 of which $1.2 million was utilized.  The facilities are secured by land use rights, property and equipment of the Company.

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 805, “Goodwill and Intangible Assets” (“ASC 805”). We perform an impairment analysis on an annual basis and, in addition, if we notice any indication of impairment, we conduct that test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We conducted an impairment test as of March 31, 2011 and no impairment loss was identified.

Long-lived assets

Long-lived assets are tested for impairment in accordance with FASB ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets” (previously SFAS No. 144).  We periodically evaluate potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The application of the impairment test requires judgment inclusive of the future cash flow attributable from the use of the asset. If the asset is determined not to be recoverable, it is considered to be impaired and the impairment to be recognized.

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

Allowances for inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by our customers, sales contracts and orders in hand.  As of March 31, 2011, 15.5% of our inventory will expire within 1-6 months, 6.6% will expire within 7 to 9 months time, 10.9% will expire within 10 to 12 months time, 66.9% of inventory will expire in over 1 year. We estimate the extent of provision made for inventory which expires within 6 months before the expiration after assessing the capability of selling campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that  the drugs are still marketable and estimate the provision upon our estimate of the future demand and the current inventory level.

Recognition of revenue

Revenue is recognized when the following criteria under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” are met :

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

Sales of goods - Retail Pharmacy segment

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

During the period ended March 31, 2011, $184,734 worth of goods were returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discount or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except that the goods are damaged during the delivery process. As the return of goods are not allowed, we only assess and estimate the return arising from damage during the delivery process and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and/or the introduction of new products as these factors are not relevant to us for the estimate of return.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures of March 31, 2011.  Based on an evaluation of our disclosure controls and procedures as of March 31, 2011 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures were effective. We have engaged BDO CHINA SHU LUN PAN Certified Public Accountants in the first quarter of 2011 to assist our internal control department to rigorously perform its role in SOX 404 compliance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest, you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2010 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered shares of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period ended March 31, 2011 that were not previously disclosed in a current report on Form 8-K.

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

China BCT Pharmacy Group, Inc.

Dated: May 16, 2011	By:	/s/ Huitian Tang
Huitian Tang
Chief Executive Officer and Chairman
(principal executive officer)

Dated: May 16, 2011	By:	/s/ Xiaoyan Zhang
Xiaoyan Zhang
Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer