Form 10-Q
period 2011-06-30
China BCT Pharmacy Group, Inc.
filed 2011-08-15
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

+86 (772) 363 8318
(Registrant’s telephone number, including area code)

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

Non-Accelerated Filer ☐                                                                                                Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☒  No  ☐

As of August 10, 2011 the registrant had 38,154,340 shares of common stock outstanding.

TABLE OF CONTENTS

	Part I -- Financial Information

Item 1.	Financial Statements	1

	Consolidated Statements of Incomes (Unaudited) – Three and Six Months Ended June 30, 2011 and June 30, 2010	1

	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2-3

	Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended June 30, 2011 and June 30, 2010	3-5

	Consolidated Statements of Stockholders’ Equity (Unaudited) - Six Months Ended June 30, 2011	6

	Notes to Consolidated Financial Statements – June 30, 2011 (Unaudited) and December 31, 2010	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4T.	Controls and Procedures	49

	Part II – Other Information

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered shares of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	(Reserved and Removed)

Item 5.	Other Information

Item 6.	Exhibits	49

   PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Income and Comprehensive Income

 (Stated in US Dollars)

	Three months ended		Six months ended
	June 30		June 30
	(unaudited)		(unaudited)
	2011	2010	2011	2010

Sales revenue	$65,115,748	$47,492,718	$123,718,988	$81,521,596
Cost of sales	49,043,088	34,879,110	94,039,127	60,046,311
Gross profit	16,072,660	12,613,608	29,679,861	21,475,285

Operating expenses
Administrative expenses	2,685,357	1,294,476	5,716,052	2,936,899
Selling expenses	1,770,562	1,059,916	3,715,147	2,086,435
Total operating expenses	4,455,919	2,354,392	9,431,199	5,023,334

Income from operations	11,616,741	10,259,216	20,248,662	16,451,951

Non-operating income (expense)
Interest income	24,162	4,023	25,989	4,142
Other income	114,545	28,667	136,741	126,707
Change in fair value of warrant liabilities	300,662	(418,027)	576,044	(706,810)
Other expenses	(17,586)	(1,387)	(17,586)	(40,699)
Finance costs	(195,846)	(264,480)	(389,904)	(477,609)
Total non-operating income (expense)	225,937	(651,204)	331,284	(1,094,269)

Income before income taxes	11,842,678	9,608,012	20,579,946	15,357,682
Income taxes	(3,239,723)	(2,475,603)	(5,727,520)	(3,981,108)
Net income	8,602,955	7,132,409	14,852,426	11,376,574
Other comprehensive income
Foreign currency translation adjustments	1,996,994	(25,872)	2,350,904	(1,334)
Total comprehensive income	$10,599,949	$7,106,537	$17,203,330	$11,375,240

Earnings per share - basic	$0.19	$0.19	$0.35	$0.30
Earnings per share - diluted	$0.19	$0.19	$0.35	$0.30

Weighted average number of shares
outstanding - basic	38,154,340	38,119,340	38,154,340	37,942,936
Weighted average number of shares
outstanding - diluted	38,154,340	38,471,274	38,154,340	38,294,870

Reconciliation of net income to income
applicable to common stock:
Net income	$8,602,955	$7,132,409	$14,852,426	$11,376,574
Less: dividends and accretion on preferred stock	(1,167,011)	-	(1,556,015)	-
Income applicable to common stock	$7,435,944	$7,132,409	$13,296,411	$11,376,574

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Balance Sheets

(Stated in US Dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(*)

Assets
Current assets
Cash and cash equivalents	$63,100,570	$20,157,112
Restricted cash	1,615,155	1,334,868
Accounts receivable, net	70,680,351	68,664,308
Bills receivable	23,205	-
Amounts due from related companies - note 12	1,079,596	3,784,069
Other receivables, prepayments and deposits	4,707,578	3,332,747
Inventories - note 7	16,458,159	10,776,877
Deferred income taxes	211,739	207,222
Total current assets	157,876,353	108,257,203

Property, plant and equipment, net - note 9	15,625,002	14,605,888
Land use rights, net - note 10	13,567,738	13,422,048
Long-term deposit - note 16	6,961,500	3,482,200
Goodwill - note 8	570,280	560,418
Other intangible assets, net - note 8	536,727	581,481
Deferred income taxes	645,375	629,798
Total assets	$195,782,975	$141,539,036

(*) Derived from audited financial statements.

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Balance Sheets (Cont’d)

 (Stated in US Dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(*)

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$42,275,442	$35,497,337
Bills payable - note 13	2,613,799	2,669,752
Other payables and accrued expenses	4,992,112	4,856,956
Dividend payable - note 17	500,000	-
Amounts due to directors - note 11	157,023	190,484
Amounts due to related companies - note 12	214,162	139,219
Income tax payable	3,141,063	2,564,359
Secured bank loans - note 13	10,672,726	8,898,218
Other loans - note 14	169,087	162,664
Retirement benefit costs	22,424	33,412
Total current liabilities	64,757,838	55,012,401

Secured long-term bank loans - note 13	243,893	1,941,606
Warrant liabilities - note 15	697,149	1,273,193
Retirement benefit costs	215,513	213,763
Total liabilities	65,914,393	58,440,963

Commitments and contingencies - note 16

Convertible Redeemable Preferred Stock
Series A convertible, redeemable preferred stock:
$0.001 par value; 20,000,000 shares authorized;
9,375,000 and zero shares issued and outstanding as of
June 30, 2011 and December 31, 2010, respectively - note 17	30,551,881	-

Stockholders’ Equity - notes 15, 17 and 18
Common stock: par value $0.001 per share;
150,000,000 and 100,000,000 shares authorized;
38,154,340 shares issued and outstanding as of June 30, 2011 and
December 31, 2010, respectively - note 18	38,154	38,154
Additional paid-in capital	17,204,725	16,633,411
Statutory and other reserves	4,585,854	4,585,856
Accumulated other comprehensive income	6,778,769	4,427,865
Retained earnings	70,709,199	57,412,787
Total Stockholders’ Equity	99,316,701	83,098,073
Total Liabilities and Stockholders’ Equity	$195,782,975	$141,539,036

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	Six months ended June 30
	(Unaudited)
	2011	2010

Cash flows from operating activities :
Net income	$14,852,426	$11,376,574
Adjustments to reconcile net income to net cash flows
provided by operating activities :
Depreciation and amortization	693,078	574,981
Deferred income taxes	(2,737)	(1,218)
Gain on sale of land use right	-	(44,919)
Loss on sale of property, plant and equipment	10,960	-
Change in fair value of warrant liabilities	(576,044)	706,810
Share-based compensation expense	571,314	25,717
Changes in operating assets and liabilities, net of effects of acquisitions of retail stores :
Accounts receivable	2,598,361	(11,889,740)
Bills receivables	(23,052)	-
Other receivables, prepayments and deposits	(634,987)	(1,338,371)
Inventories	(4,673,617)	(3,116,638)
Accounts payable	10,732,080	9,119,546
Bills payables	(109,528)	(322,516)
Other payables and accrued expenses	(915,249)	(1,138,461)
Retirement benefit costs	(14,454)	12,976
Income tax payable	517,804	2,023,721
Total adjustments	8,173,929	(5,388,112)
Net cash flows provided by operating activities	$23,026,355	$5,988,462

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Cash Flows (Cont’d)

 (Stated in US Dollars)

	Six months ended June 30
	(Unaudited)
	2011	2010

Cash flows from investing activities :
Acquisition of property, plant and equipment	$(1,175,346)	$(70,183)
Payments to acquire retail stores	-	(4,278,998)
Net cash from acquisition of distribution chains	36,502	-
Acquisition of intangible assets	(6,730)	-
Proceeds from sale of property, plant and equipment	4,039	-
Proceeds from sale of land use right	-	697,495
Payment for long-term deposit	(3,365,600)	-
Net cash flows used in investing activities	(4,507,135)	(3,651,686)

Cash flows from financing activities :
Advance/repayment activities with related companies, net	(5,697,634)	(1,133,858)
Proceeds received from private placement	-	2,315,138
Proceeds received from placement of preferred stock	29,495,866	-
Changes in restricted cash	(251,467)	230,242
Repayments to directors	(37,397)	(311,817)
Proceeds from bank loans	5,839,840	6,865,560
Repayments of bank loans	(5,958,109)	(4,750,189)
Proceeds from other loans	-	35,208
Repayments of other loans	-	(2,392,476)
Net cash flows provided by financing activities	23,391,099	857,808

Effect of foreign currency translation on cash and cash equivalents	1,033,139	(1,334)

Net increase in cash and cash equivalents	42,943,458	3,193,250

Cash and cash equivalents - beginning of period	20,157,112	13,304,158

Cash and cash equivalents - end of period	$63,100,570	$16,497,408

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	$359,815	$485,932
Income taxes	$5,212,452	$1,958,606

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Stated in US Dollars)

					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, December 31, 2010	38,154,340	$38,154	$16,633,411	$4,585,854	$4,427,865	$57,412,788	$83,098,072
Net income	-	-	-	-	-	14,852,426	14,852,426
Foreign currency translation adjustments	-	-	-	-	2,350,904	-	2,350,904
Share-based compensation	-	-	571,314	-	-	-	571,314
Dividends on preferred stock	-	-	-	-	-	(500,000)	(500,000)
Accretion of preferred stock to redemption	-	-	-	-	-	(1,056,015)	(1,056,015)

Balance, June 30, 2011	38,154,340	$38,154	$17,204,725	$4,585,854	$6,778,769	$70,709,199	$99,316,701

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Consolidated Financial Statements (Unaudited)
(Stated in US Dollars)

1.           Corporate information

China BCT Pharmacy Group Inc. (the “Company”), formerly known as China Baicaotang Medicine Limited and, previous to that, Purden Lake Resource Corp., was incorporated in the State of Delaware on November 30, 2006 as a limited liability company.

The Company is principally engaged in the distribution, production, and retail sale of pharmaceutical products in the People’s Republic of China (the “PRC”).

Currently the Company has five subsidiaries:

		The Company’s
	Place/date of	effective
	incorporation or	ownership	Common stock/	Principal
Company name	establishment	interest	registered capital	activities

Ingenious Paragon Global Limited (“Ingenious”)	British Virgin Islands (“BVI”) / May 29, 2008	100%	Authorized, issued and fully paid 50,000 common shares of $1 par value each	Investment holding

Forever Well Asia Pacific Limited (“Forever Well”)	Hong Kong / January 10, 2008	100%	Authorized, issued and fully paid 10,000 common shares of HK$1 each	Investment holding

Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”)	PRC / April 3, 1986	100%	Registered and fully paid up capital RMB145,984,768	Investment holding and distribution of drugs

Guangxi Liuzhou Baicaotang Medicine (Retail Chain) Limited (“BCT Retail”)	PRC / October 30, 2001	100%	Registered and fully paid up capital RMB3,000,000	Retail sales of drugs

Guangxi Hefeng Pharmaceutical Company Limited (“Hefeng Pharmaceutical”)	PRC / September 18, 2000	100%	Registered and fully paid up capital RMB5,000,000	Production and sales of drugs

China BCT Pharmacy Group, Inc.

(Formerly named China Baicaotang Medicine Limited)

Notes to Consolidated Financial Statements (Unaudited)

(Stated in US Dollars)

2.           Basis of presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements, included in our Annual Report on Form 10-K for the years ended December 31, 2010 and 2009.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented herein have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

3.           Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of China BCT Pharmacy Group, Inc. and its subsidiaries Ingenious, Forever Well, Liuzhou BCT, BCT Retail, and Hefeng Pharmaceutical.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of June 30, 2011 and December 31, 2010, the cash and cash equivalents mainly denominated in Renminbi (“RMB”) and United States dollars were placed with banks in the PRC and Hong Kong. For those denominated in RMB, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Deposits in banks pledged as securities for bills payable (note 10) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable.  A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses of all segments (retail, wholesale, and manufacturing) and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future for all segments.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, management establishes the general provisioning policy to make allowance equivalent to 40% of gross amount of accounts receivable due between half and one year and 100% of gross amount of accounts receivable due over one year for all segments.  Additional specific provision is made against accounts receivable whenever they are considered to be doubtful.

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on accounts receivable.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale. The Company’s inventory reserve requirements generally fluctuate based on projected demands, market conditions, and product life cycles. In determining the adequate level of inventories to have on hand, management make judgments as to the projected inventory demands as compared to the current or committed inventory levels. Inventory quantities and expiration dates are reviewed regularly and provisions for excess or obsolete inventory are recorded primarily based on the expiration dates and the Company’s forecast of future demand and market conditions.

No provision for excess or obsolete inventory was made at June 30, 2011 and December 31, 2010.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is computed using straight-line method over estimated useful lives.  The depreciation rates are as follows:

	Annual rate	Residual value

Buildings	2.54% - 9.84%	Nil - 2%
Plant and machinery	7% - 18.4%	Nil - 10%
Motor vehicles	6% -18.4%	10%
Furniture, fixtures and equipment	6% -18.4%	10%

Construction in progress mainly represents expenditures in respect of the construction of a new production line and the improvements of the manufacturing process.  All direct costs relating to the new production line and the improvements of the manufacturing process are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income. Cost and related accumulated depreciation of property sold or otherwise disposed are removed from the accounts and any resulting gain or loss is included in operation.

Goodwill and intangible assets

The Company applies the provisions of FASB ASC 805, “Goodwill and Intangible Assets” (“FASB ASC 805”). Under FASB ASC 805, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually.

Goodwill, with an infinite useful life, is stated at cost less accumulated impairment.

Pharmaceutical licenses, customer contracts, trademarks, technology know-how, and patents are stated at cost less accumulated amortization. Amortization is computed using straight-line method over estimated useful lives as follows:

Pharmaceutical licenses	10 years
Customer contracts, trademarks, technology know-how and patents	1–3 years

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

Revenue recognition

Revenue from sales of the Company’s products in both the wholesale and manufacturing segments is recognized upon customer acceptance. This occurs at the time of delivery to customer, provided persuasive evidence of an arrangement exists, such as a signed sales contract. The significant risks and rewards of ownership are transferred to the customer at the time when the products are delivered and there is no significant post-delivery obligation to the Company. In addition, the sales price is fixed or determinable and collection is reasonably assured.  The Company does not provide customers with contractual rights of products.  When there are significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of sales agreement with its customer in order to determine whether any significant post-delivery performance obligations exist.  Currently, the sales under both the wholesale and manufacturing segments do not include any terms which may impose any significant post-delivery performance obligations on the Company.

Revenue from sales of the Company’s products in its retail segment is recognized upon customer acceptance. This occurs at the time the product is purchased by the retail customers at the Company’s retail stores, and there is no significant post-delivery obligation, and collection is reasonably assured.  The Company does not have a return policy allowing customers to return the products sold.   When there are any significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the rules and regulations relating to the retail sales of drugs in the PRC in order to determine whether any significant post-delivery performance obligations exist.  Currently, the rules and regulations relating to retail sales of drugs in the PRC do not include any provisions which may impose any significant post-delivery performance obligations on the Company.

Revenue from the sales of the Company’s product represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw and other materials included in the cost of producing the Company’s finished product products.

Advertising, research and development expenses

Advertising and research and development expenses are expensed as incurred.

Retirement benefit costs

Liuzhou BCT adopted a retirement plan to provide for eligible employees who were hired prior to April 23, 2002.  These eligible employees are entitled to receive certain amounts. The amounts are based on the employees’ years of service in Liuzhou BCT up to April 23, 2002, upon termination or retirement from the company.  The obligation of retirement benefit costs is recorded at the present value of the cost that is expected to settle the obligation and is recognized when the retirement plan is approved.  Employees hired after April 23, 2002 are not entitled to this retirement plan.

Shipping and handling costs

Shipping and handling costs are expensed as incurred and are included in selling expenses.

Vendor allowances

The Company receives allowances from certain vendors whose products it purchases for resale.  These allowances are received for a variety of buying activities such as the volume purchase allowance associated with the vendor programs.  Consideration received from a vendor is a reduction in the cost of the inventory and is recognized as a reduction in the cost of goods sold.  The Company also receives promotional allowance funds for specific vendor-sponsored programs per the allowance agreements. These promotional allowance funds are recognized as a reduction of cost of goods sold as the program occurs.

Store opening costs

Costs incurred in connection with store start-up costs, such as travel for recruitment, training, and setup of new store openings, are expensed as incurred.

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

Comprehensive income

The Company adopted FASB ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable, and amounts due from related companies.  As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit standing.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for credit sales and maintains an allowance for doubtful accounts of accounts receivable.

During the six months ended June 30, 2011 and 2010, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s accounts receivable.

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

Assets and liabilities of the Company’s operation are translated into the reporting currency, United States dollars, at the exchange rates in effect at the balance sheet dates. Revenues and expenses are translated at average rates in effect during the reporting periods. The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component at stockholders’ equity in the consolidated statement of stockholders’ equity.

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

4.	Finance costs

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010

Bank and other loans interest	$184,429	$242,903	$365,197	$439,165
Bank charges	7,787	4,391	17,484	21,258
Finance charges from retirement
benefits costs	3,630	17,186	7,223	17,186

	$195,846	$264,480	$389,904	$477,609

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

PRC

Corporate income tax (“CIT”) to Liuzhou BCT and BCT Retail was charged at 25% starting from fiscal year 2008.

In accordance with the Circular of the State Council on Policies and Measures Pertaining to the Development of the Western Region (“DOWR”), the companies are entitled to preferential rate of 15% if they are engaged in the projects listed in Guiding Catalogue, and the revenue derived from accounts for over 70% of total revenue. Hefeng Pharmaceutical met this DOWR requirement; as a result, the tax authority approved and granted a preferential tax rate of 15% for fiscal years from 2003 to 2010. Hefeng is now taxed at a rate of 25% under the new tax law upon the expiration of the preferential treatment.

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

7.	Inventories

	June 30, 2011	December 31, 2010

Raw materials	$1,207,256	$860,993
Work-in-progress	205,758	160,730
Finished goods	15,045,145	9,755,154

	$16,458,159	$10,776,877

8.	Goodwill and other intangible assets, net

	June 30, 2011	December 31, 2010
Goodwill
Acquisitions of retail stores	$462,312	$452,450
Acquisition of Hefeng	107,968	107,968

Total	$570,280	$560,418

Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, technology know-how, and patents	106,667	99,892
	996,593	989,818
Accumulated amortization	(459,866)	(408,337)

Net	$536,727	$581,481

During the six months ended June 30, 2011 and 2010, amortization of intangible assets amounted to $51,883 and $32,568, respectively.

9.	Property, plant and equipment, net

Property, plant and equipment are stated at cost, as follows:

	June 30, 2011	December 31, 2010

Buildings	$13,410,953	$12,750,902
Plant and machinery	1,500,106	1,453,435
Furniture, fixtures and equipment	4,233,934	3,055,934
Motor vehicles	427,434	420,683
	19,572,427	17,680,954
Accumulated depreciation	(3,947,425)	(3,437,366)
	15,625,002	14,243,588
Construction in progress	-	362,300

	$15,625,002	$14,605,888

(a)	An analysis of buildings, plant and machinery pledged to banks for banking loans and facilities (note 13(d)(i)) is as follows :
	June 30, 2011	December 31, 2010

Buildings, plant and machinery	$6,648,471	$6,669,969
Accumulated depreciation	(1,500,204)	(1,469,600)

	$5,148,267	$5,200,369

10.	Land use rights

	June 30, 2011	December 31, 2010

Land use rights	$16,190,028	$15,848,693
Accumulated amortization	(2,622,290)	(2,426,645)

	$13,567,738	$13,422,048

The Company has obtained land use rights from the relevant PRC land authority. The lease terms of the land use rights range from 40 to 70 years, and permit the use of the land on which the office premises, production facilities, and warehouse of the Company are situated. As of June 30, 2011 and December 31, 2010, land use rights with carrying amount of $1,209,818 and $5,239,133, respectively, were pledged to a bank for the bank loans granted to the Company (note 13(d)(ii)).

During the six months ended June 30, 2011 and 2010, amortization of land use rights amounted to $137,863 and $156,143, respectively.

11.         Amounts due to directors

The amounts due to directors are unsecured and repayable on demand. The balances are interest-free, except for the amounts of $46,410 as of June 30, 2011, and $75,700 as of December 31, 2010, which were interest bearing at fixed rate ranging from 6.96% to 8.16% per annum.

12.         Amounts due from/to related companies

The related companies are controlled by certain of the Company’s directors including Mr. Huitian Tang, the Company’s Chief Executive Officer and Chairman. These amounts due from or to related companies are interest-free, unsecured and payable on demand.

13.         Secured bank loans

	June 30, 2011	December 31, 2010

Short-term loans - note 13(a)	$7,116,200	$7,085,520
Current maturities of long-term bank loan	3,556,526	1,812,698

	$10,672,726	$8,898,218

Long-term bank loans - note 13(b)	3,800,419	3,754,305
Less: current maturities	(3,556,526)	(1,812,699)

	$243,893	$1,941,606

(a)	The weighted average interest rates for short-term loans as of June 30, 2011 and December 31, 2010 were 7.43% and 5.84% per annum, respectively.

(b)	The long term loans as of June 30, 2011 were interest bearing at variable rates ranging from PRC Benchmark rate plus 7.68% to PRC Benchmark rate plus 8.32% per annum, respectively.

(c)	As of June 30, 2011, the Company’s banking facilities were composed of the following:

Facilities granted	Granted	Amount Utilized	Unused
Bills payable	$2,939,300	$998,644	$1,940,656
Secured bank loans	$10,916,619	$10,916,619	$-

(d)	As of June 30, 2011, the above bills payable and bank loans were secured by the following:

(i)	Buildings, plant and machinery with carrying value of $5,148,267 (note 9);

(ii)	Land use rights with carrying value of $1,209,818 (note 10); and

(iii)	Buildings and land use rights owned by the related companies which are controlled by certain of the Company’s directors.

(e)	Long-term borrowings are repayable as follows:

	June 30, 2011	December 31, 2010

Within one year	$3,556,526	$1,812,698
After one year but within two years	82,327	1,742,903
After two years but within three years	89,444	83,935
After three years but within four years	72,122	90,902
After four years but within five years	-	23,867

	$3,800,419	$3,754,305

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

14.	Other loans
	June 30, 2011	December 31, 2010

Other loans from third parties bear interest at 7.2%.	$169,087	$162,664

15.         Warrant liabilities

As of December 30, 2009, the Company completed a private placement of 2,489,370 shares of common stock and five-year warrants to purchase up to 1,244,368 shares of common stock (“First Batch Warrants”) at an exercise price of $3.81 per share for gross proceeds of $6,322,952 which include related issuance expenses of $1,016,290. In accordance with FASB ASC 815, these warrants are not considered indexed to the Company’s own stock and should be classified as financial derivative liabilities at fair value for each reporting period.  However, the Company considered the amount to be immaterial to the financial statements for the year ended December 31, 2009 as the fair value of First Batch Warrants was $1,294,142 as of December 31, 2009, thus, none of the net proceeds were allocated to First Batch Warrants resulting in the entire amount recorded as equity.

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

The fair value of the warrants was calculated using the binomial model. The assumptions that were used to calculate fair value of First Batch Warrants and Second Batch Warrants as of June 30, 2011 are as follows:

•	Expected volatility of 48.03% and 48.15%, respectively
•	Expected dividend yield of 0%
•	Risk-free interest rate of 1.62% and 1.66%, respectively
•	Expected lives of 3.50 years and 3.59 years for First Batch Warrants and Second Batch Warrants, respectively
•	Exercise price of $3.81 per share

As of June 30, 2011, the fair value of warrant liabilities was $697,149 and corresponding gain on change in fair value of warrant liabilities of $576,044 was recognized in the Company’s statement of income and comprehensive income for the six months ended June 30, 2011.

Warrants issued and outstanding, all of which are exercisable at June 30, 2011, are summarized as follows:

Number of shares

First Batch Warrants	1,244,368
Second Batch Warrants	514,933

1,759,301

16.         Commitments and contingencies

a.	Capital commitment

As of June 30, 2011, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

b.	Operating lease commitments

As of June 30, 2011, the Company had non-cancelable operating leases for its retail stores and future minimum lease payments to be paid are as follows:

Year

Within one year	$636,258
After one year but within two years	1,190,938
After two years but within three years	592,438
After three years	220,073

$2,639,707

The rental expense relating to the operating leases was $601,038 and $334,439 for the six months ended June 30, 2011 and 2010, respectively.

c.	Operating lease arrangement

As of June 30, 2011, the Company leases its premises in PRC under an operating lease arrangement until 2013. Future minimum lease payments to be received under the non-cancelable operating leases are as follows:

	June 30, 2011	December 31, 2010

Within one year	$34,517	$29,251
After one year but within two years	8,440	-

	$42,957	$29,251

d.	Employment agreements

During 2010, the Company entered into employment agreements with Huitian Tang, the Company’s CEO, and Xiaoyan Zhang, the Company’s CFO.  The employment agreements were approved by the board of directors and Compensation Committee.  The following is a summary of the material provisions of the employment agreements for Mr. Tang and Ms. Zhang:

On May 18, 2010, the Company entered into an employment agreement with Mr. Tang to employ him as CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which he will be paid RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and additional share-based compensation based upon our 2010 financial performance (see note 19).  The agreement may be terminated upon mutual agreement between the Company and Mr. Tang in writing.  In addition, the Company shall have the right to unilaterally terminate the agreement under certain circumstances, including, among other things, (i) serious violations of the labor laws or the rules or regulations of the Company; (ii) causing serious damage to the interests of the Company; or (iii) Mr. Tang is criminally prosecuted under the law.

In 2011, the Board of Directors authorized and approved to increase Mr. Tang’s annual salary from US$139,000 to US$200,000 starting from January 6, 2011.

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

On May 18, 2010, the Company entered into an employment agreement with Ms. Zhang to employ her as CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and additional share-based compensation based upon our 2010 financial performance (see note 19).

In 2011, the Board of Directors authorized and approved to increase Ms. Zhang’s annual salary from US$109,092 to US$160,000 starting from January 6, 2011.

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

In the event that (i) the Registration Statement has not been filed on or prior to the Registration Filing Date or declared effective by the SEC on or before the Registration Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, the Company shall pay to each investor as liquidated damages, a cash payment equal to 1% of the aggregated amount invested by such investors in the private placement for the first 30 days and 1% of the aggregated amount vested by such investors in the private placement for every 30-day period thereafter until the registration statement has been filed and/or declared effective, or such proportionate percentage for any period less than 30 days.  In accordance with FASB ASC 825-20, if the Company determines a registration payment arrangement is probable and can be reasonably estimated, a liability will recorded. Provision for registration payment has been provided in the amount of $178,783. As of June 30, 2011 and up to the date of approval of these financial statements, it is not considered probable that the Company will be required to make any further payments under the registration rights arrangement and therefore no provision for such contingent liability has been made.

f)	Distribution agreements

During September of 2010, the Company entered into separate distribution agreements with three government-owned hospitals, each for a term of three years, pursuant to which the hospitals agreed to further increase its business with them ranging from 30% to 95% of their respective purchase plans for its drugs. The Company agreed to use its best efforts to fulfill the orders by distributing the drugs under the statutory requirement of the mandated collective tender plan.

During the six months ended June 30, 2011, the Company entered into separate distribution agreements with another three government-owned hospitals for a term of three years, pursuant to which the hospitals agreed to further increase its business with them from 30% to 40% of their respective purchase plans for its drugs.

In addition to the existing deposits of RMB 23,000,000 ($3,558,100) paid in 2010, the Company made another deposit totaling RMB 22,000,000 ($3,403,400) for the security of these new distribution agreements entered in 2011. These hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances. The Company entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers’ purchases.

The Company anticipates the revenues derived from the existing distribution agreements will contribute additional revenue of approximately $7 million annually. Additional $6 million revenues has been contributed for the nine  months from October 2010 to June 30, 2011 derived from these three hospitals after signing the distribution agreements during September 2010.  The Company believes that the revenues from these distribution agreements entered in 2011 will contribute additional revenue of $14 million annually, commencing in the third or fourth quarter of 2011.

17.	Convertible redeemable preferred stock

On January 18, 2011, the Company entered into a Series A Convertible Preferred Shares Purchase Agreement (the “Purchase Agreement”) with Milestone Longcheng Limited (“Milestone”) pursuant to which Milestone on February 28, 2011 purchased 9,375,000 shares of the Company’s Series A Convertible Preferred Shares, par value $.001 per share (the “Preferred Shares”), for an aggregate purchase price of $30,000,000.  The Preferred Shares carry a dividend of 5% and are convertible initially into an equal number of shares of our Common Stock at an initial conversion price of $3.20 per share.

Upon the consummation of a qualified public offering (as defined in the Purchase Agreement) in which the sale price of the Preferred Shares exceeds the product of 2.0 multiplied by the initial conversion price (as adjusted from time to time as provided in the Purchase Agreement), without the payment of additional consideration thereof, all the Preferred Shares shall be automatically converted into Conversion Shares at the then applicable Conversion Rate.

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

(e)
In the event any securities of the Company (other than Preferred Shares) , are amended or otherwise modified by operation of their terms or otherwise  in any manner whatsoever that results in the reduction of the exercise, conversion or exchange price of such securities payable upon the exercise for, or conversion or exchange into, common shares or other securities exercisable for, or convertible or exchangeable into, common shares and/or  such securities becoming exercisable for, or convertible or exchangeable into more shares or a greater amount of such securities which are, in turn exercisable for, or convertible or exchangeable into, common shares, or more common shares, then such amendment or modification shall be treated as if the securities which have been amended or modified have been terminated and new securities have been issued with the amended or modified terms for purposes of Section (b) above.

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

The initial fair value of the Preferred Shares was $29,495,865 representing the transaction price of $30,000,000, in accordance with the FASB ASC 820-10-30-3, less related issue costs of $504,134.

We evaluated the economic characteristics and risks of the conversion feature as an embedded derivative and determined such economic characteristics and risks are clearly and closely related to the host contract.  Therefore, the conversion feature does not meet the requirements of FASB ASC 815-15-25-1.a. for bifurcation and separate fair value accounting.

The Company has elected to adjust the carrying amount of the Preferred Shares at each reporting date by applying periodic accretions, using the interest method, so that the carrying amount will be equal to the possible redemption amount at the earliest determinable redemption date of February 28, 2014.  As of June 30, 2011, such accretion amount was $1,056,015 resulting in a carrying amount for the Preferred Shares of $30,551,881 at that date.  The Company has recorded a dividend payable of $500,000 as of June 30, 2011.

18.	Common stock and additional paid-in capital

			Additional
	Number of		paid-in
	shares	Amount	capital

Balance, January 1, 2011	38,154,340	$38,154	$16,633,411
Share-based compensation - Note 19	-	-	571,314

Balance, June 30, 2011	38,154,340	$38,154	$17,204,725

On December 29, 2010, the Board of Directors of the Company unanimously adopted a resolution approving the amendment and restatement of the Certificate of Incorporation to increase the authorized Common Stock of the Company from 100,000,000 shares to 150,000,000 shares and was effective on February 28, 2011 after filing the Certificate of Amendment.

19.	Stock option arrangements

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

The fair value of options granted to the two executive employees at the date of grant was $1,774,440. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of June 27, 2010 were: 0% dividend yield, expected volatility of 30%, risk-free interest rate of 4.78% an exercise multiple of 2, and a post-vesting forfeiture rate of 0%. The Company expensed the remaining compensation cost of $565,763 for the six months ended June 30, 2011 related to non-vested awards upon the 2010 Income Target being concluded.

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

The fair value of options granted to the two senior staff at the date of grant was $15,365. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of August 18, 2010 were: 0% dividend yield, expected volatility of 51.31%, risk-free interest rate of 2.46% an exercise multiple of 2, and a post-vesting forfeiture rate of 0%. The Company expensed $5,551 in share-based compensation for the six months ended June 30, 2011.  The remaining compensation cost of $5,643 related to non-vested awards will be recognized over the implied remaining requisite service period of July 1, 2011 through December 31, 2011 for both options.

The Company expensed the above options in share-based compensation included in administrative expense in the amount of $571,314 and $25,717 for the six months ended June 30, 2011 and 2010, respectively.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at June 30, 2011 had no intrinsic value because the Company’s stock price was lower than all option exercise prices.  A summary of the Company’s stock options outstanding as of June 30, is presented below:

	Number of options	Exercise Price
Stock options granted and outstanding	15,000	$5.00
Stock options granted and outstanding	1,110,000	$4.00

20.         Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% to employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $308,448 and $225,548 for the six months ended June 30, 2011 and 2010, respectively.

21.         Acquisitions of distributors

During the second quarter of 2011, the Company acquired the businesses of two sub-distributors and one vendor engaged in packaging of Chinese traditional herbs.  The acquisitions were structured in such a manner that the Company assumed liabilities equal to the estimated fair value of the assets acquired.  No additional consideration was paid, or is payable.  The following summarizes the major class of assets acquired and liabilities assumed at the date of acquisition:

Cash	$36,502
Inventory	751,112
Accounts receivable	4,737,280
Other current assets (a)	5,724,522
Property, plant and equipment	35,006
Accounts payables	(1,783,102)
Other current liabilities (b)	(9,501,320)

Total	$-

(a) Includes amounts due from the Company of 5,397,757 that are eliminated in consolidation.
(b) Includes amounts due to the Company of $4,127,756 that are eliminated in consolidation.

22.         Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of Pharmaceutical distribution, retail pharmacy and manufacturing pharmacy segments and operating results of the Company and, as such, the Company has determined that the Company has three operating segments as defined by FASB ASC 280 : pharmaceutical distribution, retail pharmacy and pharmacy manufacturing.

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Sales
Wholesale	$48,493,250	$33,347,366	$91,744,421	$56,666,289
Retail	13,151,576	11,611,241	25,700,933	20,513,865
Manufacturing	3,470,922	2,534,111	6,273,634	4,441,442

	$65,115,748	$47,492,718	$123,718,988	$81,621,596

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Operating Income
Wholesale	$7,769,085	$6,085,974	$14,328,166	$9,508,069
Retail	2,485,093	3,066,440	4,273,249	4,837,011
Manufacturing	1,774,233	1,386,825	3,244,874	2,396,070

	$12,028,411	$10,539,239	$21,846,289	$16,741,150

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Depreciation and Amortization Expenses
Wholesale	$122,347	$94,320	$292,106	$292,350
Retail	46,202	10,118	89,596	11,408
Manufacturing	160,048	146,143	311,376	271,223

	$328,597	$250,581	$693,078	$574,981

	June 30,	December 31,
	2011	2010

Assets
Wholesale	$150,453,417	$108,182,966
Retail	16,291,294	16,860,112
Manufacturing	18,256,211	16,386,308

	$185,000,922	$141,429,386

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30		June 30
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Total consolidated revenue	$65,115,748	$47,492,718	$123,718,988	$81,521,596

Total profit for reportable
segments	12,028,411	10,539,239	21,846,289	16,741,150
Unallocated amounts relating to
operations:
Change in fair value of warrant liabilities	300,662	(418,027)	576,044	(706,810)
Share based compensation	(2,791)	(25,717)	(571,314)	(25,717)
Interest income	21,708	-	21,708	-
Exchange difference	72,047	-	72,047	-
Other general expenses	(576,605)	(487,212)	(1,363,643)	(648,329)
Finance costs	(754)	(271)	(1,185)	(2,612)

Income before income taxes	$11,842,678	$9,608,012	$20,579,946	$15,357,682

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$185,000,922	$141,429,386
Cash and cash equivalents	10,782,053	109,650

	$195,782,975	$141,539,036

All of the Company’s long-lived assets and revenues are located in the PRC.

23. Subsequent events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Pharmaceutical distribution segment

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instruments from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for the other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the six months ended June 30, 2011, our pharmaceutical distribution segment accounted for approximately 74.5% of our total revenue after elimination of inter-segment sales.  Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 1.3%, 0.1%, 0.1%, 14.5%, and 84% of our pharmaceutical distribution segment’s total revenue for the six months ended June 30, 2011, respectively.

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

Retail pharmacy segment

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 187 directly owned retail stores under the registered name “Baicaotang 百草堂” as of June 30, 2011. Our retail stores provide high-quality convenient and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical products and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan. There is no difference in the sales price of our products in our medi-care qualified stores between cash and medi-card payment.  No co-payment is collected with respect to payments by medi-card.  For the six months ended June 30, 2011, our retail pharmacy segment accounted for approximately 20.1% of our total revenue after elimination of the inter-segment sales

The following table sets forth the accounts receivable from the National Program for our retail pharmacy segment as of June 30, 2011 and December 31, 2010:

	As of June 30,	As of December 31,
	2011	2010
Payor	(000)	(000)
National Program	$438	$349

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

Manufacturing segment

Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land of which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.   For the six months ended June 30, 2011, our manufacturing segment accounted for approximately 5.4% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

Pharmaceutical distribution segment

We expect to focus on obtaining more contracts for the distribution side of our business. As the centralized bidding for the 2011 contract was closed in the second quarter of year 2011, so far, to our best knowledge, we have won 2,000-3,000 more product distribution rights with regard to our hospital and clinic clients, which represents approximately a 50% increase compared to our product distribution rights in 2010. In addition, we have almost doubled the number of bids awarded to us for counties and cities under the New Rural Cooperate Medicare from the 6 counties and cities that were awarded to us in last year’s bidding.

Retail pharmacy segment

We are continuously focusing on rapidly growing our retail pharmacy networks by selectively acquiring drugstore chains to establish a presence in new markets. In particular, we plan to grow through first acquiring similar businesses in the cities in Guangxi province and then acquiring business targets outside of the Guangxi province. We target retail chains or individual stores in prime locations and with good brand names, well-developed facilities and customer bases that are complementary to ours, and which are commercially attractive. We believe that our relationship with many industry participants and our knowledge of, and operational expertise in, the drugstore market in China will assist us in making acquisitions. We also believe that we can rapidly and successfully integrate newly acquired stores into our current distribution network and quickly realize operating and financial benefits.

We intend to spend additional money and effort to open and acquire more chain stores in 2011 and 2012. We will put priority in focusing on quality rather than quantity of the stores that we are going to acquire. However, there are no assurances that such expansion strategy will be delivered at desirable price. As a result, we may not be able to fully implement our growth strategy.

Manufacturing segment

We have registered one of our existing product license for Levodopa raw materials successfully in India and we are now planning to invest in the construction of a production workshop for it. The production is expected to begin by the end of the year 2011 and we anticipate that these products will contribute revenue commencing by the end of the year 2011.

Effect of Price Controls on Our Operating Results

A number of our pharmaceutical products, primarily those included in the national and provincial medical insurance catalogs, are subject to price controls in the form of fixed retail prices or retail price ceiling controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities. Approximately 60% to 70% of our total retail sales are subject to price controls.  The retail prices of these products are also subject to periodic downward adjustments as the PRC governmental authorities seek to make pharmaceutical products more affordable to the general public.  Any future price controls or government mandated price reductions may cause potential variability of our earnings and cash flows.

RESULTS OF OPERATIONS

Three months ended June 30, 2011 compared to three months ended June 30, 2010.

The following table sets forth the key components of our results of operations for the periods indicated.

	Three months ended June 30
	2011		2010
	‘000	% of total sales	‘000	% of total sales
Sales revenue	$65,116	100.0	$47,493	100.0
Cost of sales	49,043	75.3	34,879	73.4
Gross profit	16,073	24.7	12,614	26.6
Operating expenses
Administrative expenses	2,685	4.1	1,294	2.8
Selling expenses	1,771	2.7	1,060	2.2
Total operating expenses	4,456	6.8	2,354	5.0

Income from operations	11,617	17.8	10,260	21.6

Non-operating income (expense)
Interest income	24	-	4	-
Other income	115	0.2	28	-
Change in fair value of warrants liabilities	301	0.5	(418)	(0.9)
Other expenses	(18)	-	(1)	-
Finance costs	(196)	(0.3)	(265)	(0.6)
Total non-operating income (expense)	226	0.3	(652)	(1.5)

Income before income taxes	11,843	18.2	9,608	20.2

Income taxes	(3,240)	(5.0)	(2,476)	(5.2)

Net income	8,603	13.2	7,132	15.0
Other comprehensive income
Foreign currency translation adjustments	1,997	3.1	(26)	-
Total comprehensive income	$10,600	16.3	$7,106	15.0

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended June 30, 2011 and June 30, 2010.  For the three months ended June 30, 2011, we had approximately $10.6 million of inter-segment revenue, which includes approximately $10.3 million in sales from our distribution segment to our retail segment, and approximately $0.3 million in sales from our manufacturing segment to our distribution segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Three months ended June 30,
	2011		2010
External Segment revenue	‘000%		‘000%
Pharmaceutical distribution	$48,493	74.5	$33,348	70.2
Retail pharmacy	13,152	20.1	11,611	24.5
Manufacturing pharmacy	3,471	5.4	2,534	5.3
	$65,116	100.0	$47,493	100.0
Inter-segment revenue	$10,654		$6,649

Sales Revenue

During the three months ended June 30, 2011, we had sales revenue of $65.1 million, as compared to sales revenue of $47.5 million during the three months ended June 30, 2010, an increase of $17.6 million or approximately 37.1%. This increase was mainly attributable to the respective increases in sales revenue of $15.1 million and $1.5 million from our distribution segment and our retail segment during the period, respectively.

Pharmaceutical distribution segment

We derive the majority of our revenue from our pharmaceutical distribution segment from sales of pharmaceutical products to our customers. We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, Western and traditional Chinese medicine (“TCM”), as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Three months ended June 30,
	2011		2010
	‘000%		‘000%
Hospitals	$30,545	63.0	$25,633	76.9
Other drug stores	8,454	17.4	51	0.2
Clinics and health care centres	6,227	12.8	3,954	11.9
Distributors and others	3,267	6.8	3,710	11.0
Total	$48,493	100.0	$33,348	100.0

Revenue from our pharmaceutical distribution segment increased by 45.6% from $33.3 million for the three months ended June 30, 2010 to $48.5 million for the three months ended June 30, 2011. The increase in revenue of $15.1 million is the result of the increase in volume by $15.5 million and offset with the price reduction of approximately $0.7 million. The change in price is attributed mainly to the change in prices paid by hospitals based upon the PRC Government-mandated collective tender process.  The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of $8.4 million to other drug stores. There was a further increase of $4.9 million in sales to hospitals and $2.3 million in sales to clinics and other health care centers concurrently. The increase in sales to other drug stores was the result of the increase in the quantity and range of products to new stores as a result of our marketing effort at the rural area. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan and the implementation of the New Rural Cooperative-Medicare plan. Further, we have entered into separate distribution agreements with six government-owned hospitals since the third quarter of 2011. Our share of hospital purchases has been increased with these new agreements.

Retail pharmacy segment

Revenue from our retail pharmacy segment increased by 13.8% from $11.6 million for the three months ended June 30, 2010 to $13.2 million for the three months ended June 30, 2011. The increase in revenue resulted from the increase in sales volume of $2.3 million after the offset of the price reduction by approximately $0.8 million. The increase in volume of sales was primarily attributed to the 62 stores opened since the second quarter of year 2010 inclusive of the 8 stores newly opened during the three months ended June 30, 2011.   The slight reduction in our retail prices was the result of the adjustment of our selling prices in accordance with the price control office.  The reduction in sales from the existing stores was mainly due to the increase in the number of the drug stores within the saturated market.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Three months ended June 30,
	2011	2010
	(000)	(000)
Existing stores	$10,639	$8,207
New stores (1)	2,513	3,404
Total	$13,152	$11,611
Number of stores	187	125

(1) Represents the 62 stores opened after period ended June 30, 2010, including the 8 stores opened during the three months ended June 30, 2011. The sales derived from those stores opened for the three months ended June 30, 2011 were $296,437.

Manufacturing segment

Revenue from our manufacturing segment increased by 37.0% from $2.5 million for the three months ended June 30, 2010 to $3.5 million for the three months ended June 30, 2011. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was attributed to the increase in sales through the penetration of sales to distributors as a result of efforts made by our sales representatives.

Cost of Sales

Cost of sales was $49.0 million for the three months ended June 30, 2011 as compared to $34.9 million for the three months ended June 30, 2010. Our cost of sales consists of the cost of merchandise and raw materials and other costs. Other costs include direct labor, packaging, depreciation and other overhead expenses. The increase was primarily due to an increase in the costs of purchasing merchandise following the increase in our revenue.

Gross Profit

Gross profit was $16.1 million for the three months ended June 30, 2011 as compared to $12.6 million for the three months ended June 30, 2010, representing an increase of $3.5 million or approximately 27.8%.  Our gross profit margin was 24.7% and 26.6% for the three months ended June 30, 2011 and 2010, respectively. The gross profit margin was relatively stable as we maintained the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The decrease in gross profit margin was mainly attributed to the increase in the portion of sales derived from our distribution segment whose gross profit margin is comparatively lower.

Pharmaceutical distribution segment

The gross profit margin for our pharmaceutical distribution segment was approximately 19.2% and 21.8% for the three months ended June 30, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise. In order to penetrate and capture growth from the medical insurance plan and the distribution rights that we were granted to deliver within the counties that we are entitled to sell to, we attempted to satisfy the demand of hospital customers for both high-profit margin and low-profit margin products. This resulted in a slight decrease in the gross profit margin for the three months ended June 30, 2011 compared to the same period in 2010. Further, the gross profit margin derived from the other drug stores is lower when compared with the hospitals. The increase in portion of sales derived from the other drug stores did reduce the gross profit margin.

Retail pharmacy segment

The gross profit margin for our retail pharmacy segment was approximately 34.2% and 32.1% for the three months ended June 30, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  There are no significant changes in gross profit margin and the slight increase in gross profit margin was attributed to the fact that we used fewer price reductions in the strategy for our marketing campaign during the three months ended June 30, 2011.

Manufacturing segment

The gross profit margin for our manufacturing segment was approximately 64.7% and 65.2% for the three months ended June 30, 2011 and 2010, respectively. The cost of sales includes only the cost of raw materials and other costs. Other costs include direct labor, depreciation and other overhead expenses. There was no material price change for the cost of sales and other prices and the gross profit margin was stable for each of our manufactured products. The decrease was mainly due to the increase in the portion of sales derived from products of comparatively lower gross profit margin.

Operating Expenses - Combined

Selling, and administrative expenses totaled $4.5 million for the three months ended June 30, 2011, as compared to $2.4 million for the three months ended June 30, 2010, representing an increase of $2.1 million or approximately 87.5%. The increase was attributed to the increase of administrative expenses and selling expenses by $1.4 million and $0.7 million, respectively.

Selling Expenses

Selling expenses increased by 63.6% from $1.1 million for the three months ended June 30, 2010 to $1.8 million for the three months ended June 30, 2011. The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare in connection with our increased sales and marketing activities. The percentage of our distribution and selling expenses to our total revenue gradually increased from 2.2% to 2.7%.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 40.0% from $0.5 million for the three months ended June 30, 2010 to $0.7 million for the three months ended June 30, 2011. The increase was primarily due to the increase in transportation and lodging costs of $0.1 million which was partly a result of, and offset by, our increase in sales.

Retail pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment increased by 81.8% from $0.44 million for the three months ended June 30, 2010 to $0.8 million for the three months ended June 30, 2011. The increase was primarily due to the increase in salaries and staff benefits of retail staff of $0.4 million upon the increase in the number of staff after the acquisition of stores since the second quarter of 2010.

Manufacturing segment

The selling expenses of our retail pharmaceutical distribution segment increased by 117% from $0.12 million for the three months ended June 30, 2010 to $0.26 million for the three months ended June 30, 2011. The increase was primary due to the increase of sales commission to regional sales representatives by $0.1 million upon the increase in sales. The increase was further attributed to the increase in advertising of $0.05 million.

Administrative expenses

Administrative expenses increased by 107.7% from $1.3 million for the three months ended June 30, 2010 to $2.7 million for the three months ended June 30, 2011. The increase in administrative expenses for the three months ended June 30, 2011 was primarily due to an increase in the legal and consultancy fees and expenses in connection with public company compliance and SEC requirements by $0.2 million and the increase in salaries and staff benefits by $0.3 million. Further there was an increase of $0.1 million of the rental expenditures resulting from the opening of new stores and the $0.2 million in connection with the post-acquisition cost. The percentage of our administrative expenses to our total revenue increased from 2.7% in 2010 to 4.1% in 2011.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment increased by 98.3% from $0.6 million for the three months ended June 30, 2010 to $1.19 million for the three months ended June 30, 2011. The increase was primarily due to the increase in the staff benefit by $0.19 million and the increase in expenditures by $0.24 million in connection with the conference meeting held with suppliers and other parties.

Retail pharmacy segment

The administrative expenses of our retail pharmaceutical distribution segment increased by 133% from $0.30 million for the three months ended June 30, 2010 to $0.70 million for the three months ended June 30, 2011. The increase was primarily attributable to the increase of rental charges by $0.1 million upon the opening of new stores after the second quarter 2010. Further, there is incurrence of the post-acquisition service fees in connection with the acquisition of stores concluded in 2010 by approximately $0.2 million.

Manufacturing segment

The administrative expenses of our manufacturing segment increased by 75.0% from $0.12 million for the three months ended June 30, 2010 to $0.21 million for the three months ended June 30, 2011. The increase was primarily attributable to the increase in the management and staff salaries and benefits by $0.04  million.

Change in fair value of warrants

For the three months ended June 30, 2011, we incurred a non-cash gain of $0.3 million from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 85, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before income tax

As a result of the foregoing, our income before income tax increased by 22.9% to $11.8 million for the three months ended June 30, 2011 compared to $9.6 million for the same period in 2010. The percentage of our income before income tax to total revenue was 18.2% in 2011 as compared to 20.2% in 2010. The decrease is mainly attributed to the increase of legal and management staff cost in connection with public company compliance and SEC requirements and the decrease in gross profit margin due to a change in proportion of segment sales.

Pharmaceutical distribution segment

Our income before income tax from distribution operations increased by 27.9% from $6.1 million for the three months ended June 30, 2010, to $7.8 million for the three months ended June 30, 2011. The profit margin decreased to 16.0% from 18.2%.

Retail pharmacy segment

Our income before income tax from retail pharmacy segment operations was decreased by 19.4% from $3.1 million to $2.5 million for the three months ended June 30, 2011. The profit margin decreased to 18.9% from 24.5%. The reduction is mainly attributed to the incurrence of the post-acquisition expenses for the acquisition of stores and the reduction in contribution of income by older stores which operate in a saturated market.

Manufacturing segment

Our income before income tax from manufacturing segment operations increased by 28.6% from $1.4 million for the three months ended June 30, 2012, to $1.8 million for the three months ended June 30, 2011. The profit margin decreased to 51.1% from 54.4%.

Net Income

As a result of the above factors, we had net income of $8.6 million for the three months ended June 30, 2011 as compared to $7.1 million for the three months ended June 30, 2010, representing an increase of $1.5 million or approximately 21.1%. For the three months ended June 30, 2011 our net income was impacted by a non-cash charge of $0.3 million as a result of warrant liabilities unrelated to our operations.  Excluding this $0.3 million net non-cash charge, our net income for the three months ended June 30, 2011 would have been $8.3 million, representing an increase of 10.7% compared to $7.5million excluding the non-cash expense of $0.4 million for the same period of 2010.

Earning per Share

For the three months ended June 30, 2011, our basic and diluted earnings per share were $0.19, which were the same as the same period in 2010.

Six months ended June 30, 2011 compared to six months ended June 30, 2010.

The following table sets forth the key components of our results of operations for the periods indicated.

	Six months ended June 30
	2011		2010
	‘000	% of total sales	‘000	% of total sales
Sales revenue	$123,719	100.0	$81,521	100.0
Cost of sales	94,039	76.0	60,046	73.7
Gross profit	29,680	24.0	21,475	26.3
Operating expenses
Administrative expenses	5,716	4.6	2,937	3.6
Selling expenses	3,715	3.0	2,086	2.6
Total operating expenses	9,431	7.6	5,023	6.2

Income from operations	20,249	16.4	16,452	20.2

Non-operating income (expense)
Interest income	26	-	4	-
Other income	137	0.1	127	0.2
Change in fair value of warrants liabilities	576	0.5	(707)	(0.9)
Other expenses	(18)	-	(41)	-
Finance costs	(390)	(0.3)	(477)	(0.6)
Total non-operating income (expense)	331	0.3	(1,094)	(1.3)

Income before income taxes	20,580	16.6	15,358	18.9
Income taxes	(5,728)	(4.6)	(3,981)	(4.9)
Net income	14,852	12.0	11,377	14.0
Other comprehensive income
Foreign currency translation adjustments	2,351	1.9	(1)	-
Total comprehensive income	$17,203	13.9	$11,376	14.0

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the six months ended June 30, 2011 and June 30, 2010.  For the six months ended June 30, 2011, we had approximately $19.7 million of inter-segment revenue, which includes approximately $19.2 million in sales from our distribution segment to our retail segment, and approximately $0.5 million in sales from our manufacturing segment to our distribution segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Six months ended June 30,
	2011		2010
External Segment revenue	‘000%		‘000%
Pharmaceutical distribution	$91,744	74.2	$56,566	69.4
Retail pharmacy	25,701	20.8	20,514	25.2
Manufacturing pharmacy	6,274	5.0	4,441	5.4
	$123,719	100	$81,522	100.0
Inter-segment revenue	$19,713		$15,774

Sales Revenue

During the six months ended June 30, 2011, we had sales revenue of $123.7 million, as compared to sales revenue of $81.5 million during the six months ended June 30, 2010, an increase of $42.2 million or approximately 51.8%. This increase was mainly attributable to the respective increases in sales revenue of $35.1 million and $5.2 million from our distribution segment and our retail segment during the period.

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

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Six months ended June 30,
	2011		2010
	‘000%		‘000%
Hospitals	$57,878	63.1	$44,040	77.8
Other drug stores	12,404	13.5	118	0.2
Clinics and health care centres	10,981	12.0	5,014	8.9
Distributors and others	10,481	11.4	7,394	13.1
Total	$91,744	100.0	$56,566	100.0

Revenue from our pharmaceutical distribution segment increased by 62.28% from $56.6 million for the six months ended June 30, 2010 to $91.7 million for the six months ended June 30, 2011. The increase in revenue of $35.1 million is the result of the increase in volume by $35.8 million and offset by the reduction in price level by $0.7 million. The price effect is attributed mainly to the change in prices paid by hospitals based upon the PRC Government-mandated collective tender process.  The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of $13.8 million in sales to hospitals. There was a further increase of $6.0 million in sales to clinics and health care centers, $12.3 million in sales to other drug stores and $3.0 million in sales to other distributors concurrently. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan and the implementation of the New Rural Cooperative-Medicare plan. Further, as we signed the distribution agreement with three government hospitals during September 2010, the increase of the grant of the portion of the purchase plan to us contributed to the sales to hospitals. The increase in sales to clinics and health care centers was attributed to the penetration of the market at the community region after we won the six cities and townships’ distribution business bid from Basic Drugs Catalogue Plan in the middle of 2009.  The increase in sales to other drug stores was the result of the increase in the quantity and range of products to new stores as a result of our marketing effort at the rural area.

Retail pharmacy segment

Revenue from our retail pharmacy segment increased by 25.4% from $20.5 million for the six months ended June 30, 2010 to $25.7 million for the six months ended June 30, 2011. The increase in revenue resulted from the increase in sales volume of $6.2 million after the offset of the price reduction by approximately $1 million. The increase in volume of sales was primarily attributed to the 62 stores opened since the third quarter of year 2010, including the 17 stores opened during the six months ended June 30, 2011.  The slight reduction in our retail prices was the result of the adjustment of our selling prices in accordance with the price control office.  The reduction in sales from the existing stores was mainly due to the increase in the number of the drug stores in the market.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Six months ended June 30,
	2011	2010
	(000)	(000)
Existing stores (1)	$17,940	$16,622
New stores (2)	7,761	3,892
Total	$25,701	$20,514
Number of stores	187	125

(1) One store was closed during the six months ended June 30, 2011 and no sales were incurred with respect to that store for the six months ended June 30, 2011.  The sales derived from that store for the six months ended June 30, 2010 were $113,749.

(2) Represents the 62 stores opened after June 30, 2011, including the 17 stores opened during the six months ended June 30, 2011. The sales derived from those stores opened during the six months ended June 30 2011 were $708,037.

Manufacturing segment

Revenue from our manufacturing segment increased 41.3% from $4.4 million for the six months ended June 30, 2010 to $6.3 million for the six months ended June 30, 2011. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was as a result of efforts made by our sales representatives.

Cost of Sales

Cost of Sales was $94.0 million for the six months ended June 30, 2011 as compared to $60.0 million for the six months ended June 30, 2010. Our cost of sales consists of the cost of merchandise, raw materials, and other costs. Other costs include direct labor, depreciation and other overhead expenses. The increase was primarily due to an increase in the costs of purchasing merchandise following the increase in our revenue.

Gross Profit

Gross profit was $29.7 million for the six months ended June 30, 2011 as compared to $21.5 million for the six months ended June 30, 2010, representing an increase of $8.2 million or approximately 38.1%.  Our gross profit margin was 24.0% and 26.3% for the six months ended June 30, 2011 and 2010, respectively. The gross profit margin was relatively stable as we maintained the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The decrease in profit margin was mainly attributed to the increase in the portion of sales derived from our distribution segment whose profit margin is comparatively lower.

Pharmaceutical distribution segment

The gross profit margin for our pharmaceutical distribution segment was approximately 18.6% and 17.3% for the six months ended June 30, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise. In order to penetrate and capture growth from the medical insurance plan and the distribution rights that we were granted to deliver within the counties that we are entitled to sell to, we attempted to satisfy the demand of hospital customers for both high-profit margin and low-profit margin products. This resulted in a slight increase in the gross profit margin for the six months ended June 30, 2011 as compared to the same period in 2010. Further, the gross profit margin derived from stores is lower when compared with the hospitals and community health care centres. The increase in the portion of sales derived from these two customer bases did reduce the overall gross profit margin.

Retail pharmacy segment

The gross profit margin for our retail pharmacy segment was approximately 33.2% and 30.1% for the six months ended June 30, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise, and we adjusted the retail price in accordance with the cost of merchandise.  There are no significant changes in gross profit margin.

Manufacturing segment

The gross profit margin for our manufacturing segment was approximately 64.4% and 60.0%% for the six months ended June 30, 2011 and 2010, respectively. The cost of sales includes only the cost of raw materials and other costs. Other costs include direct labor, depreciation and other overhead costs. There was no material price change for the cost of sales and other prices and the gross profit was stable for each of our manufactured products. The increase was mainly due to the increase of sales of the higher profit margin product.

Operating Expenses

Selling and administrative expenses totaled $9.4 million for the six months ended June 30, 2011, as compared to $5.0 million for the six months ended June 30, 2010, representing an increase of $4.4 million or approximately 88.0%. The increase was attributed to the increase of administrative expenses and selling expenses by $2.8 million and $1.6 million, respectively.

Selling Expenses

Selling expenses increased by 76.2% from $2.1 million for the six months ended June 30, 2010 to $3.7 million for the six months ended June 30, 2011. The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare in connection with our increased sales and marketing activities. The percentage of our distribution and selling expenses to our total revenue gradually increased from 2.6% to 3.0%.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 13.4% from $1.12 million for the six months ended June 30, 2010 to $1.27 million for the six months ended June 30, 2011. The increase was primarily due to the increase in transportation costs of $0.18 million which is partly a result of, and offset by our, increase in sales.

Retail pharmacy segment

The selling expenses of our retail pharmaceutical distribution segment increased by 142.2% from $0.83 million for the six months ended June 30, 2010 to $2.01 million for the six months ended June 30, 2011. The increase was primarily due to the increase in salaries and staff benefits of retail staff of $1.11 million upon the increase in the number of staff resulting from the acquisition of retail stores during the second quarter.

Manufacturing segment

The selling expenses of our manufacturing distribution segment increased by 186.7% from $0.15 million for the six months ended June 30, 2010 to $0.43 million for the six months ended June 30, 2011. The increase was primary due to the increase of sales commission to regional sales representatives of $0.22 million upon the increase in sales. The increase was further attributed to the increase in advertising of $0.05 million.

Administrative Expenses

Administrative expenses increased by 96.6% from $2.9 million for the six months ended June 30, 2010 to $5.7 million for the six months ended June 30, 2011. The increase in administrative expenses for the six months ended June 30, 2011 was primarily due to an increase in the management staff cost and the legal and consultancy fees and expenses in connection with public company compliance and SEC requirements by $0.92 million and the increase in share-based compensation by $0.5 million. Further there was an increase of $0.29 million of the rental expenditures and $0.42 million of post-acquisition service fees in connection with the acquisition of retail stores. The percentage of our administrative expenses to our total revenue increased from 3.6% in 2010 to 4.6% in 2011.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment increased by 32.9% from $1.58 million for the six months ended June 30, 2010 to $2.10 million for the six months ended June 30, 2011. The increase was primarily due to the increase in the expenditures by $0.2 million for business meetings with the suppliers and other parties. Further, there is additional increase in the repair cost and information technology costs by $0.17 million and other staff cost by $0.06 million.

Retail pharmacy segment

The administrative expenses of our retail pharmacy segment increased by 126.3% from $0.57 million for the six months ended June 30, 2010 to $1.29 million for the six months ended June 30, 2011. The increase was primarily attributable to the incurrence of the post-acquisition service fees in connection with the acquisition of retail stores concluded in 2010 by $0.42 million. Further, there is an increase of rental expenses by $0.29 million upon the opening of new stores since the second quarter of 2010.

Manufacturing segment

The administrative expenses of our manufacturing segment increased by 28.6% from $0.28 million for the six months ended June 30, 2010 to $0.36 million for the six months ended June 30, 2011. The increase was primarily attributable to the increase in the staff salaries by $0.04 million.

Change in Fair Value of Warrants

For the six months ended June 30, 2011, we incurred a non-cash gain of $0.6 million from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 85, “Derivative and Hedging.”   The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before Income Tax

As a result of the foregoing, our income before income tax increased by 33.8% to $20.6 million for the six months ended June 30, 2011 compared to $15.4 million for the same period in 2010. The percentage of our income before income tax to total revenue was 16.6% in 2011 as compared to 18.9% in 2010. The decrease is mainly attributed to the increase of legal and consultancy fees and expenses in connection with public company compliance and SEC requirements and the reduction in the contribution of income derived from the existing retail stores located in a saturated market.

Pharmaceutical distribution segment

Our income before income tax from pharmaceutical distribution operations increased by 50.5% from $9.5 million for the six months ended June 30, 2010, to $14.3 million for the six months ended June 30, 2011. The profit margin decreased to 15.6% from 13.2%.

Retail pharmacy segment

Our income before income tax from retail pharmacy segment operations reduced by 11.6% from $4.8 million for the six months ended June 30, 2010, to $4.3 million for the six months ended June 30, 2011. The profit margin decreased to 16.6% from 23.6%. The reduction is mainly attributed to the incurrence of the post-acquisition expenses for the acquisition of stores and the increase in special bonus granted to the staff.

Manufacturing segment

Our income before income tax from manufacturing segment operations increased by 37.5% from $2.4 million for the six months ended June 30, 2010, to $3.3 million for the six months ended June 30, 2011. The profit margin increased to 51.7% from 50.0%.

Net Income

As a result of the above factors, we had net income of $14.9 million for the six months ended June 30, 2011 as compared to $11.4 million for the six months ended June 30, 2010, representing an increase of $3.5 million or approximately 30.7%. Excluding the non-cash items, our net income was $14.9 million for the six months ended June 30, 2011, compared to $12.1 million for the six months ended June 30,2010, representing an increase of $2.8 million or approximately 23.1%.

Earnings per share

For the six months ended June 30, 2011, our basic and diluted earnings per share were $0.35, representing an increase of 16.7%, compared to the same period in 2010.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitment to repay borrowings, fund business operations, acquisition, and expansion. In addition to our cash on hand, our primary sources of funds for liquidity during the first six months of 2011 consisted of cash generated from operations, proceeds received from placement of preferred stock, and  net borrowings. As of June 30, 2011, $3.6 million of our indebtedness was due within one year and $0.24 million was due within longer than one year.  During the period ended June 30, 2011 we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted cash and cash equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of June 30, 2011 and December 31, 2010, our restricted cash was approximately $1.6 million and $1.3 million, respectively.  As of June 30, 2011 and December 31, 2010, we had cash of $63.1 million and $20.2 million, respectively, exclusive of restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from our operating segments will be sufficient to fund our operations, anticipated capital expenditures, working capital, and other financing requirements for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	Six months ended June 30,
	2011	2010
	(000)	(000)
Net cash flows provided by operating activities	$23,026	$5,988
Net cash flows used in investing activities	(4,507)	(3,652)
Net cash flows provided by financing activities	23,391	858
Foreign currency translation	1,033	(1)
Net increase in cash and equivalents	42,943	3,193
Cash and cash equivalents, beginning of period	20,157	13,304
Cash and cash equivalents, end of period	$63,100	$16,497

Operating Activities

We derive our cash flow primarily from operating activities from the sale of our products and services through our three segments. Our cash used in operating activities is primarily used for the purchase of raw materials and products, distribution and selling expenses, general administrative expenses, and taxes.  Cash flows from operations can be significantly affected by several factors such as the timing of payment of accounts receivable and the payment of accounts payable to our suppliers.

Cash from operating activities is primarily affected by the pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments. Because the manufacturing segment accounted for only 5.4% of our revenues in 2011, it does not have a significant impact on cash from operating activities.

Cash provided by operating activities was $23.0 million for the six months ended June 30, 2011 compared to $6.0 million provided by operating activities for the same period in fiscal 2010, representing an increase of $17.0 million. Operating cash flows for 2011 reflects primarily net cash receipts derived from business operations. The substantial increase in cash provided by operating activities was mainly attributed to the result of a stable accounts receivable turnover achieved even as the sales increased between the two fiscal periods. The accounts receivable payment for the six months ended June 30, 2011 was 92 days as compared to 104 days for the six months ended June 30, 2010.  It is normal practice for the customers to withhold payment at the end of 31 December of each year. As the size of the accounts receivable for the year ended December 31, 2010 is twice the amount of the amount at the year ended December 31, 2009, more older receivables were repaid for this six months ended June 30, 2011 when compared to the six months ended June 30, 2010.

For our pharmacy distribution segment, accounts receivable turnover days for the six months ended June 30, 2011 were 128 as compared to 121 in 2010.  The increase in turnover days was partly due to an increase in the time our sub-distributors take to pay us as they get closer  to the fiscal period end.  In the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government.  We believe that it is highly unlikely that a liquidation of one of our hospital or community health care center customers will occur, and that the recovery of accounts receivable from them are highly secure.  Therefore, it is our customary practice to grant a longer credit period to hospitals.  There have been no instances of write-offs of any receivables owed by a hospital or the community health care centers. In addition to the prompt payment from hospital customers, offset did take place between accounts receivable and accounts payable for certain distributors acting as both the vendor and customer of the company. The offset did take place upon the mutual consent over the amounts owed by and to the parties.

For our retail segment, accounts receivable turnover days were three for both the six months ended June 30, 2011 and June 30, 2010. We generally receive cash from customers at our retail stores except for the medi-care qualified stores.  The accounts receivable comprised only unreimbursed medi-card payments under the national program.

For our manufacturing segment, the accounts receivable turnover days were 127 in 2011 compared to 136 in 2010.  The reduction was attributed to the effort of the regional managers to monitor the collection of debts.

Investing Activities

Cash flow from investing activities primarily consists of the acquisition of drug stores, long-term deposits, and additions of property, plant and equipment. Cash used in investing activities was $4.5 million for the first six months of 2011, compared to $3.7 million of cash used in investing activities for the same period in 2010, representing an increase of $0.8 million. The increase in cash used was primarily due to the payment of long term deposit of $3.4 million and the increase in acquisition of property plant and equipment of $1.1 million. The increase was offset by the absence of the acquisition of chain stores of $4.3 million and the absence of the sales of land of $0.7 million.

Financing Activities

Our cash from financing activities is derived primarily from private placements of securities and bank loan activities. Cash provided by financing activities was $23.4 million for the six months ending June 30, 2011, compared to $0.8 million provided by financing activities for the same period in 2010 representing an increase of cash provided by financing activities by $22.6 million. The substantial increase was primarily due to the proceeds from the placement of the preferred stock of $29.5 million. The increase was offset partially by the increase in net repayment of the advance from related companies of $4.6 million and absence of proceeds from private placement of $2.3 million received in 2010.

Working capital

Our working capital as of June 30, 2011 and December 31, 2010 was $93.1 million and $53.2 million, respectively.  Our working capital is critical to our financial performance. We must maintain sufficient liquidity and financial flexibility to continue our daily operations.  Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of repayment when compared with other customers and the substantial portion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of June 30, 2010	As of December31, 2010

Hospitals	$40,785	$45,476
Other drug stores	12,481	2,971
Clinics and health care centres	7,802	8,434
Distributors and others	4,932	7,548
Total	$66,000	$64,429

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of June 30, 2011 were $7.1 million while long term bank borrowings outstanding as of June 30, 2011 were $3.8 million. The short term loans bore an average interest rate of 7.43% per annum and it was adjusted currently or quarterly in accordance with the benchmark interest rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights and properties of the company and properties from its related-parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have three to seven years terms. Part of the borrowings mature at various times over the next years and part of the borrowings are repayable by monthly installments within the four years before maturity.  The loans bear an interest rate from 7.68% to 8.32% which are adjusted currently or  an annual basis in accordance with the loan rate of the People’s Bank of China.

These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

In addition to bank borrowings mentioned above, we have bills receivable facilities in the amount of $2.9 million as of June 30, 2011 of which $1.0 million was utilized.  The facilities are secured by land use rights, property and equipment of the Company.

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 805, “Goodwill and Intangible Assets” (“ASC 805”). We perform an impairment analysis on an annual basis and, in addition, if we notice any indication of impairment, we conduct that test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We do not believe that there is any indication of impairment of goodwill as of June 30, 2011.

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

Depreciation

Property, plant and equipment is depreciated on a straight-line basis over their estimated useful lives.  We determine the estimated useful lives, residual values and related depreciation charges for our property, plant and equipment.  This estimate is based on the historical experience of the actual useful lives and residual values of property, plant and equipment of similar nature and functions. We will revise the depreciation charge where useful lives and residual values are different from those previously estimated, or we will write-off or write-down technically obsolete or assets that have been abandoned or sold.

Allowances for doubtful accounts

We establish a general provisioning policy to make the allowance equivalent to 40% of gross amount of accounts receivable due from six months to one year and 100% of gross amount of accounts receivable due over one year.  Additional specific provisions are made when accounts receivable are considered uncollectible. We make judgments over the customer’s ability to pay their outstanding invoices on a timely basis and whether their financial position might deteriorate significantly in the future affecting their capability for repayments.

Allowances for inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by our customers, sales contracts, and orders in hand.  As of June 30, 2011, 12% of our inventory will expire within 1-6 months, 4% will expire within 7 to 9 months time, 4% will expire within 10 to 12 months time, and 80% of inventory will expire in over 1 year. We estimate the extent of provision made for inventory which expires within 6 months after assessing the capability of a selling campaign and the possibility of return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that the drugs are still marketable and estimate the provision upon our estimate of the future demand and the current inventory level.

Revenue recognition

Revenue is recognized when the following criteria under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” are met:

1)	Persuasive evidence of an arrangement exists;

2)	Delivery has occurred or services have been rendered;

3)	The seller’s price to the buyer is fixed or determinable; and

4)	Collectability is reasonably assured.

The Company bases its estimates on historical results, taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

Pharmaceutical distribution segment

We sell a range of pharmaceutical products to various customers and the majority of revenue results from the contracts signed with various distributors and government-owned hospitals.  Revenues from pharmaceutical distribution operation are recognized when substantially all of the usual risks and rewards of ownership of the inventory have been transferred to the buyer. Generally, this occurs when the inventory is shipped to the customer. Currently, we do not have any sales on consignment and we do not use consignment sales as our sales method.  The price to the buyer is fixed and no cancellation clause exists and there is no right of return except in rare cases where those pharmaceutical goods are damaged during the delivery process.  In the absence of the right of return clause, we estimate that the product return was insignificant other than for returns because of damage arising from delivery. We are not obligated to accept the return should the inventory kept by the customers be excessive or expire without being sold by them.  We do accept return of inventory damaged during delivery. We grant credit to customers with proven payment records. Collectability is assessed by background checks for new customers.

Retail pharmacy segment

We operate a chain of retail pharmacy stores for selling the pharmacy products. Revenue from the operation of these stores are recognized when sales occur. We estimate that no significant post-delivery obligations exist.  Retail sales are paid by either cash or medi-insurance card, in which the reimbursement is assured as it is run by the government. No return is allowed after sales are made.

Manufacturing segment

The revenue recognition criteria used with our manufacturing segment are the same as the operation under our pharmaceutical distribution segment except that all customers are distributors for our manufacturing operation.

During the period ended June 30, 2011, $385,332 worth of goods were returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discount or any allowances to customers if they don’t re-sell their goods before the expiration date. No return of goods is allowed except that the goods are damaged during delivery. As the return of goods are not allowed, we assess and estimate the return only arising from damage during delivery and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and/or the introduction of new products as these factors are not relevant to us for the estimate of return.

Off Balance Sheet Arrangements

We have various operating leases for office, manufacturing, and retail space which expire through 2015.  We have future minimum rental payments under non-cancellable operating leases with initial or remaining terms of one year or more of approximately $ 2.6 million as of June 30, 2011.

We did not have any other off balance sheet arrangements in place as of June 30, 2011.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures of June 30, 2011.  Based on an evaluation of our disclosure controls and procedures as of June 30, 2011 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures were effective. We engaged BDO CHINA SHU LUN PAN Certified Public Accountants in the first quarter of 2011 to assist our internal control department to rigorously perform its role in SOX 404 compliance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered shares of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period ended June 30, 2011 that were not previously disclosed in a current report on Form 8-K.

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

China BCT Pharmacy Group, Inc.

Dated: August 15, 2011	By:	/s/ Huitian Tang
Huitian Tang
Chief Executive Officer and Chairman
(principal executive officer)

Dated: August 15, 2011	By:	/s/ Xiaoyan Zhang
Xiaoyan Zhang
Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer