Form 10-Q
period 2011-09-30
China BCT Pharmacy Group, Inc.
filed 2011-11-14
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 10, 2011 the registrant had 38,154,340 shares of common stock outstanding.

TABLE OF CONTENTS

	Part I -- Financial Information

Item 1.	Financial Statements	1

	Consolidated Statements of Incomes (Unaudited) – Three and Nine Months Ended September 30, 2011 and September 30, 2010	1

	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2-3

	Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2011 and September 30, 2010	4-5

	Consolidated Statements of Stockholders’ Equity (Unaudited) - Nine Months Ended September 30, 2011	6

	Notes to Consolidated Financial Statements – September 30, 2011 (Unaudited) and December 31, 2010	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4T.	Controls and Procedures	45

	Part II – Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered shares of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	None

Item 4.	(Reserved and Removed)	None

Item 5.	Other Information	None

Item 6.	Exhibits	46

   PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Income and Comprehensive Income
 (Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2011	2010	2011	2010

Sales revenue	$67,480,712	$52,528,246	$191,199,700	$134,049,842
Cost of sales	51,180,349	39,294,987	145,219,476	99,341,298
Gross profit	16,300,363	13,233,259	45,980,224	34,708,544

Operating expenses
Administrative expenses	2,127,195	2,371,018	7,843,247	5,307,917
Selling expenses	1,719,926	1,384,765	5,435,073	3,471,200
Total operating expenses	3,847,121	3,755,783	13,278,320	8,779,117

Income from operations	12,453,242	9,477,476	32,701,904	25,929,427

Non-operating income (expense)
Interest income	21,510	2,781	47,499	6,923
Other income	20,278	16,936	157,019	143,643
Change in fair value of warrant liabilities	391,652	249,092	967,696	(457,718)
Other expenses	(7,147)	(162,352)	(24,733)	(203,051)
Finance costs	(256,156)	(202,259)	(646,060)	(679,868)
Total non-operating income (expense)	170,137	(95,802)	501,421	(1,190,071)

Income before income taxes	12,623,379	9,381,674	33,203,325	24,739,356
Income taxes	(3,165,839)	(2,474,101)	(8,893,359)	(6,455,209)
Net income	9,457,540	6,907,573	24,309,966	18,284,147
Other comprehensive income
Foreign currency translation
adjustments	1,047,236	-	3,398,140	(1,334)
Total comprehensive income	$10,504,776	$6,907,573	$27,708,106	$18,282,813

Earnings per share - basic	$0.22	$0.18	$0.57	$0.48
Earnings per share - diluted	$0.22	$0.18	$0.57	$0.48

Weighted average number of shares
outstanding - basic	38,153,430	38,154,340	38,153,430	38,032,897
Weighted average number of shares
outstanding - diluted	38,153,430	38,506,274	38,153,430	38,384,831

Reconciliation of net income to income applicable to common stock:
Net income	$9,457,540	$6,907,573	$24,309,966	$18,284,147
Less: dividends and accretion on preferred stock	(1,167,011)	-	(2,723,026)	-
Income applicable to common stock	$8,290,529	$6,907,573	$21,586,940	$18,284,147

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Balance Sheets
(Stated in US Dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$34,263,735	$20,157,112
Restricted cash	901,963	1,334,868
Accounts receivable, net	104,250,461	68,664,308
Bills receivable	18,745	-
Amounts due from related companies	1,047,670	3,784,069
Other receivables, prepayments and deposits	5,248,675	3,332,747
Inventories	13,962,097	10,776,877
Deferred income taxes	213,806	207,222
Total current assets	159,907,152	108,257,203

Property, plant and equipment, net	16,173,348	14,605,888
Goodwill	574,793	560,418
Other intangible assets, net	520,598	581,481
Land use rights, net	13,589,998	13,422,048
Long-term deposits	7,029,450	3,482,200
Deferred income taxes	652,661	629,798
Total assets	$198,448,000	$141,539,036

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Balance Sheets (Cont’d)
 (Stated in US Dollars)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$36,798,915	$35,497,337
Bills payable	1,803,926	2,669,752
Other payables and accrued expenses	5,158,730	4,856,956
Amounts due to directors	164,366	190,484
Amounts due to related companies	193,774	139,219
Income tax payable	3,149,880	2,564,359
Secured bank loans	9,528,824	8,898,218
Other loans	-	162,664
Retirement benefit costs	29,252	33,412
Total current liabilities	56,827,667	55,012,401

Secured long-term bank loans	226,132	1,941,606
Warrant liabilities	305,497	1,273,193
Retirement benefit costs	212,523	213,763
Total liabilities	57,571,819	58,440,963

Commitments and contingencies

Convertible redeemable preferred stock
Series A convertible, redeemable preferred stock:
$0.001 par value; 20,000,000 shares authorized;
9,375,000 and zero shares issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively	32,218,892	-

Stockholders’ equity
Common stock: par value $0.001 per share; 150,000,000 and 100,000,000 shares authorized; 38,154,340 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	38,154	38,154
Additional paid-in capital	17,207,547	16,633,411
Statutory and other reserves	4,585,854	4,585,856
Accumulated other comprehensive income	7,826,005	4,427,865
Retained earnings	78,999,729	57,412,787
Total stockholders’ equity	108,657,289	83,098,073

Total liabilities and stockholders’ equity	$198,448,000	$141,539,036

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2011	2010

Cash flows from operating activities:
Net income	$24,309,966	$18,284,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,141,687	908,659
Deferred income taxes	(4,133)	(1,218)
Gain on sale of land use right	-	(44,919)
Loss on sale of property, plant and equipment	10,960	-
Change in fair value of warrant liabilities	(967,696)	457,718
Share-based compensation expense	574,136	658,207
Changes in operating assets and liabilities, net of effects of acquisitions of retail stores:
Accounts receivable	(30,174,501)	(18,553,269)
Bills receivable	(18,381)	-
Other receivables, prepayments and deposits	(1,128,518)	(1,035,193)
Inventories	(2,025,584)	(5,733,211)
Bills payable	(942,186)	-
Accounts payable	4,862,137	12,484,937
Other payables and accrued expenses	(967,922)	574,481
Retirement benefit costs	(6,803)	8,929
Income tax payable	496,034	1,910,398
Total adjustments	(29,150,770)	(8,364,481)
Net cash flows provided by (used in) operating activities	$(4,840,804)	$9,919,666

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Cash Flows (Cont’d)
 (Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2011	2010

Cash flows from investing activities:
Acquisition of property, plant and equipment	$(1,887,074)	$(119,641)
Acquisition of retail stores	-	(4,521,744)
Net cash from acquisition of distribution chains	36,502	-
Acquisition of intangible assets	(12,068)	-
Deposit for acquisition of retail stores assets	-	(1,290,960)
Long-term deposits	(3,365,600)	(3,227,400)
Proceeds from sale of property, plant and equipment	4,039	-
Proceeds from sale of land use right	-	697,495
Net cash flows used in investing activities	(5,224,201)	(8,462,250)

Cash flows from financing activities:
Advance/repayment activities with related companies, net	(5,677,714)	(1,097,401)
Proceeds from private placement	29,495,866	2,315,138
Restricted cash	475,110	179,622
Repayments to directors	(31,606)	(820,685)
Proceeds from bank loans	9,888,040	8,039,160
Repayments of bank loans	(11,270,387)	(7,553,771)
Proceeds from other loans	-	35,208
Repayments of other loans	-	(2,241,580)
Net cash flows provided by (used in) financing activities	22,879,309	(1,144,309)

Effect of foreign currency translation on cash and cash equivalents	1,292,319	(1,334)

Net increase in cash and cash equivalents	14,106,623	311,773

Cash and cash equivalents - beginning of period	20,157,112	13,304,158

Cash and cash equivalents - end of period	$34,263,735	$13,615,931

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	$580,475	$762,622
Income taxes	$8,401,458	$4,546,029

Non-cash financing and investing activities:
Accretion of preferred stock to redemption	$1,848,026	$-

See the accompanying notes to consolidated financial statements

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Stockholders’ Equity
Unaudited
(Stated in US Dollars)

	Common stock			Statutory	Accumulated
			Additional	and	other
	No. of		paid-in	other	comprehensive	Retained
	shares	Amount	capital	reserves	income	earnings	Total
Balance, December 31, 2010	38,154,340	$38,154	$16,633,411	$4,585,854	$4,427,865	$57,412,789	$83,098,073
Net income	-	-	-	-	-	24,309,966	24,309,966
Foreign currency translation adjustments	-	-	-	-	3,398,140	-	3,398,140
Share-based compensation	-	-	574,136	-	-	-	574,136
Dividends in preferred stock	-	-	-	-	-	(875,000)	(875,000)
Accretion of preferred stock to redemption	-	-	-	-	-	(1,848,026)	(1,848,026)
Balance, September 30, 2011	38,154,340	$38,154	$17,207,547	$4,585,854	$7,826,005	$78,999,729	$108,657,289

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Notes to Consolidated Financial Statements (Unaudited)
(Stated in US Dollars)

1.           Corporate information

China BCT Pharmacy Group Inc. (the “Company”), formerly known as China Baicaotang Medicine, and previous to that, Purden Lake Resource Corp., was incorporated in the State of Delaware on November 30, 2006 as a limited liability company.

The Company is principally engaged in the distribution, production, and retail sale of pharmaceutical products in the People’s Republic of China (the “PRC”).

Currently the Company has five subsidiaries:

		The Company’s
	Place/date of	effective
	incorporation or	ownership	Common stock/	Principal
Company name	establishment	interest	registered capital	activities

Ingenious Paragon Global Limited (“Ingenious”)	British Virgin Islands (“BVI”) / May 29, 2008	100%	Authorized, issued and fully paid 50,000 common shares of $1 par value each	Investment holding

Forever Well Asia Pacific Limited (“Forever Well”)	Hong Kong / January 10, 2008	100%	Authorized, issued and fully paid 10,000 common shares of HK$1 each	Investment holding

Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”)	PRC / April 3, 1986	100%	Registered and fully paid up capital RMB162,663,107.46	Investment holding and distribution of drugs

Guangxi Liuzhou Baicaotang Medicine (Retail Chain) Limited (“BCT Retail”)	PRC / October 30, 2001	100%	Registered and fully paid up capital RMB3,000,000	Retail sales of drugs

Guangxi Hefeng Pharmaceutical Company Limited (“Hefeng Pharmaceutical”)	PRC / September 18, 2000	100%	Registered and fully paid up capital RMB5,000,000	Production and sales of drugs

2.           Basis of presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements and prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements, included in our Annual Report on Form 10-K for the years ended December 31, 2010 and 2009.

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These estimates include, but are not limited to, the valuation of accounts receivable, inventories, warrant liabilities and share-based compensation, and the useful lives of property, plant and equipment and intangible assets.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of September 30, 2011 and December 31, 2010, the cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars were placed with banks in the PRC and Hong Kong. For those denominated in RMB, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions.  These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has debt agreements in the PRC.  Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable.  A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses of all segments (Wholesale, Retail, and Manufacturing) and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and current economic trends that might impact the level of credit losses in the future for all segments.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a higher allowance may be required.

Based on the above assessment, during the reporting periods, management establishes the general provisioning policy for all segments to make allowances equivalent to 40% of the gross amount of accounts receivable due between 6 months and 12 months and 100% of the gross amount of accounts receivable due over 12 months.  Additional specific provisions are made against accounts receivable whenever they are considered to be doubtful.

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on accounts receivable.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on weighted average basis and includes all expenditures incurred in bringing goods to a saleable condition.   The Company’s inventory reserve requirements generally fluctuate based on projected demands, market conditions and product life cycles. In determining the adequate level of inventories to have on hand, management projects inventory demand and compares it to the current or committed inventory levels. Inventory quantities and expiration dates are reviewed regularly and provisions for excess or obsolete inventory are recorded based on the expiration dates and the Company’s forecast of demand and market conditions.

No provisions for excess or obsolete inventory were made as of September 30, 2011 and December 31, 2010.

Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation.  Cost includes the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Property, plant and equipment are stated at cost and are being depreciated using the straight line method over their estimated useful lives as follows:

	Annual rate	Residual value

Buildings	2.54% - 9.84%	Nil - 2%
Plant and machinery	7.00% - 18.40%	Nil - 10%
Motor vehicles	6.00% -18.40%	10%
Furniture, fixtures and equipment	6.00% -18.40%	10%

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

Pharmaceutical licenses, customer contracts, trademarks, technology know-how and patents are stated at cost less accumulated amortization. These assets are amortized using the straight-line method over their useful lives as follows:

Pharmaceutical licenses	10 years
Customer contracts, trademarks, know-how and patents	1–3 years

Land use rights

Land use rights are stated at cost less accumulated amortization.  Land use rights are amortized using the straight-line method over the terms of the leases ranging from 40 to 70 years. The lease terms are obtained from the relevant PRC land authority.

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

Revenue recognition

Revenue from the sales of the Company’s products in both wholesale and manufacturing segments is recognized upon customer acceptance. This occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as a signed sales contract. The significant risks and rewards of ownership are transferred to the customers at the time when the products are delivered and there is no significant post-delivery obligation to the Company. In addition, the sales price is fixed or determinable and collection is reasonably assured.  The Company does not provide customers with contractual rights of return for products.  When there are significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of the sales agreement with its customer in order to determine whether any significant post-delivery performance obligations exist.  Currently the sales under both wholesale and manufacturing segments do not include any terms which may impose any significant post-delivery performance obligations on the Company.

Revenue from the sales of the Company’s products in retail segment is recognized upon customer acceptance. This occurs at the time when the product is purchased by the retail customers at the Company’s retail stores, and there is no significant post-delivery obligation, and collection is reasonably assured.  The Company does not have a return policy allowing customers to return the products sold.   When there are any significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the rules and regulations relating to the retail sales of drugs in the PRC in order to determine whether any significant post-delivery performance obligations exist.  Currently, the rules and regulations relating to the retail sales of drugs in the PRC does not include any provisions which may impose significant post-delivery performance obligations to the Company.

Revenue from the sales of the Company’s product represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw and other materials that are included in the cost of producing the Company’s finished products.

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

Vendor allowances

The Company receives allowances from certain vendors. These allowances are received for a variety of buying activities such as the volume purchase allowance associated with the vendor programs.  Consideration received from a vendor is a reduction in the cost of the inventory and is recognized as a reduction in the cost of goods sold.  The Company also receives promotional allowance funds for specific vendor-sponsored programs per the applicable agreements. These promotional allowance funds are recognized as a reduction in the cost of goods sold as the program occurs.

Store opening costs

Costs incurred with store start-up costs are expensed as incurred; such as travel for recruitments, and training and setup for new store openings.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related companies.  As of September 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit standing.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable.

During the nine months ended September 30, 2011 and 2010, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s accounts receivable.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Recently issued accounting pronouncements

4.           Income taxes

United States

The Company is subject to the United States of America tax law at tax rates up to 35%.  No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

BVI

Ingenious was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Forever Well is subject to the Hong Kong Profits tax at a tax rate of 16.5%. No provision for the Hong Kong Profits tax has been made as the Company had no taxable income in this jurisdiction since its incorporation.

PRC

Corporate income tax (“CIT”) to Liuzhou BCT and BCT Retail was charged at 25%.

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

5.           Earnings per share

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consists of warrants and options to the extent they are dilutive). For the three months and nine months ended September 30, 2011, all the potentially dilutive options and warrants of 1,125,000 and 2,111,235, respectively, were excluded from the diluted loss per share calculation as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and warrants, and to have included them would have been anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

6.           Inventories

	September 30, 2011	December 31, 2010

Raw materials	$1,051,571	$860,993
Work-in-progress	155,577	160,730
Finished goods	12,754,949	9,755,154

	$13,962,097	$10,776,877

7.           Goodwill and other Intangible assets

	September 30, 2011	December 31, 2010
Goodwill
Acquisitions of retail stores	$466,825	$452,450
Acquisition of Hefeng	107,968	107,968
	$574,793	$560,418

Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, technology know-how and patents	112,089	99,892
	1,002,015	989,818
Accumulated amortization	(481,417)	(408,337)

	$520,598	$581,481

During the nine months ended September 30, 2011 and 2010, amortization amounted to $73,528 and $55,899, respectively.

8.           Property, plant and equipment, net

	September 30, 2011	December 31, 2010

Buildings	$13,544,629	$12,750,902
Plant and machinery	1,533,034	1,453,435
Furniture, fixtures and equipment	4,972,939	3,055,934
Motor vehicles	431,606	420,683
	20,482,208	17,680,954
Accumulated depreciation	(4,308,860)	(3,437,366)
	16,173,348	14,243,588
Construction in progress	-	362,300

	$16,173,348	$14,605,888

(a)	An analysis of buildings, plant and machinery pledged to banks for banking loans (note 12(d)(i)) is as follows :
	September 30, 2011	December 31, 2010

Buildings	$5,439,535	$6,669,969
Accumulated depreciation	(1,370,541)	(1,469,600)

	$4,068,994	$5,200,369

9.           Land use rights
	September 30, 2011	December 31, 2010

Land use rights	$16,346,215	$15,848,693
Accumulated amortization	(2,756,217)	(2,426,645)

	$13,589,998	$13,422,048

The Company has obtained land use rights from the relevant PRC land authority. The lease terms of the land use rights  range from 40 to 70 years, and permit the use of the land on which the office premises, production facilities and warehouse of the Company are situated. As of September 30, 2011 and December 31, 2010, land use rights with carrying amounts of $1,129,059 and $5,239,133, respectively, were pledged to a bank for the bank loans granted to the Company (note 12(d)(ii)).

During the nine months ended September 30, 2011 and 2010, amortization amounted to $244,467, and $233,814, respectively.

10.           Amounts due to directors

The amounts due to directors are unsecured and repayable on demand. The balances are interest-free, except for the amounts of $46,863 as of September 30, 2011, and $75,700 as of December 31, 2010, which were interest bearing at fixed rates ranging from 8.16% to 24% per annum.

11.           Amounts due from/to related companies

The related companies are controlled by several of the Company’s directors including Mr. Huitian Tang, the Company’s Chief Executive Officer and Chairman. These amounts due from or to related companies are interest-free, unsecured and payable on demand.

12.           Secured bank loans

	September 30, 2011	December 31, 2010

Short-term loans - note 12(a)	$7,185,660	$7,085,520
Current maturities of long-term bank loan	2,343,164	1,812,699

	$9,528,824	$8,898,219

Long-term bank loans - note 12(b)	2,569,296	3,754,305
Less: current maturities	(2,343,164)	(1,812,699)

	$226,132	$1,941,606

Bills payable - In general, the bills payable are bank acceptance notes payable issued by local banks in China that entitle the Company’s suppliers to receive the full face amount from the issuing banks. In China, this is a very common low cost financial instrument used to pay suppliers.

Our bank acceptance notes payable represent short-term notes payable issued by Chinese banks in connection with the Company’s purchases that entitle the Company’s suppliers to receive the full face amount from the financial institutions at maturity, which range six to twelve months from the date of issuance. The bills payable were secured by the Company’s restricted cash deposited with issuing banks. All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. The amount borrowed is entered in the accounting records by increasing cash or as payments to vendors, and increasing bills payable.  When the bill payable is repaid, the difference between the carrying amount of the note and the cash necessary to repay that note is reported as interest expense.

(a)	The weighted average interest rates for short-term loans as of September 30, 2011 and December 31, 2010 were 7.61% and 5.84% per annum, respectively.

(b)	The long term loans as of September 30, 2011 were interest bearing at variable PRC benchmark rate plus ranging from 7.68% to 8.65% per annum, respectively.

(c)	As of September 30, 2011, the Company’s banking facilities were composed of the following:

Facilities granted	Granted	Amount Utilized	Unused
Bills payable	$2,967,990	$901,963	$2,066,027

Secured bank loans	$9,754,956	$9,754,956	$-

(d)	As of September 30, 2011, the above bank loans were secured by the following:

(i)	Buildings, plant and machinery with a carrying value of $4,068,994 (note 8).

(ii)	Land use rights with a carrying value of $1,129,059 (note 9).

(iii)	Buildings and land use rights owned by the related companies which are controlled by several of the Company’s directors.

(e)	Long-term borrowings are repayable as follows:

	September 30, 2011	December 31, 2010

Within one year	$2,343,163	$1,812,698
After one year but within two years	84,872	1,742,903
After two years but within three years	92,209	83,935
After three years but within four years	49,052	90,902
After four years but within five years	-	23,867

	$2,569,296	$3,754,305

During the nine months ended September 30, 2011, there was no covenant requirement under the banking loans granted to the Company.

13.           Warrant liabilities

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

Upon the completion of a private placement as of February 1, 2010, as stated in Note 15(a), of which five-year warrants to purchase up to 514,933 shares of common stock (“Second Batch Warrants”) were issued to investors and should be classified as financial derivative liabilities at fair value for each reporting period in accordance with FASB ASC 815, the Company determined that the aggregate fair value of warrants issued as of February 1, 2010 was material to the financial statements for the three months ended March 31, 2010.  Accordingly, a reallocation was made for the fair value of First Batch Warrants as of December 31, 2009 amounting to $1,294,142 from the Company’s equity to warrant liabilities as of February 1, 2010.  For the Second Batch Warrants, part of the net proceeds amounting to $561,277, representing the fair value as of February 1, 2010, was allocated to warrant liabilities at initial recognition.

The fair value of the warrants was calculated using the binomial model. The assumptions that were used to calculate fair value of First Batch Warrants and Second Batch Warrants as of September 30, 2011 are as follows:

•	Expected volatility of 42.07% and 43.08%, respectively
•	Expected dividend yield of 0%
•	Risk-free interest rate of 2.09% and 2.13%, respectively
•	Expected lives of 3.25 years and 3.34 years for First Batch Warrants and Second Batch Warrants, respectively
•	Exercise price of $3.81 per share

As of September 30, 2011, the fair value of warrant liabilities was $305,497 and the corresponding gain on the change in fair value of warrant liabilities of $967,696 was recognized in the Company’s statement of operations for the nine months ended September 30, 2011.

Warrants issued and outstanding, all of which are exercisable at September 30, 2011, are summarized as follows:

Number of shares

First Batch Warrants	1,244,368
Second Batch Warrants	514,933

1,759,301

14.           Commitments and contingencies

(a)	Capital commitment

As of September 30, 2011, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

(b)	Operating lease commitments

As of September 30, 2011, the Company had non-cancelable operating leases for its retail stores and future minimum non-cancelable lease payments to be paid are as follows:

Year

Within one year	$1,265,802
After one year but within two years	797,059
After two years but within three years	298,229
After three years	111,178

$2,472,268

The rental expense relating to the operating leases was $964,251 and $558,783 for the nine months ended September 30, 2011 and 2010, respectively.

(c)	Operating lease arrangement

As of September 30, 2011, the Company leases part of its building in PRC under an operating lease arrangement until 2014. Future minimum lease payments to be received under non-cancelable operating leases are as follows:

September 30, 2011

Within one year	$25,797
After one year but within two years	6,198

$31,995

(d)	Employment agreements

During the 2nd quarter of 2010, the Company entered into employment agreements with Huitian Tang, the Company’s CEO, and Xiaoyan Zhang, the Company’s CFO.  The employment agreements were approved by the board of directors and the compensation committee.  The following is a summary of the material provisions of the employment agreements for Mr. Tang and Ms. Zhang:

On May 18, 2010, the Company entered into a new employment agreement with Mr. Tang to employ him as CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which he will be paid RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and additional share-based compensation based upon our 2010 financial performance (see note 17).  The agreement may be terminated upon mutual agreement between the Company and Mr. Tang in writing.  In addition, the Company shall have the right to unilaterally terminate the agreement under certain circumstances, including, among other things, (i) serious violations of the labor laws or the rules or regulations of the Company; (ii) causing serious damage to the interests of the Company; or (iii) Mr. Tang is criminally prosecuted under the law.

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

On May 18, 2010, the Company entered into a new employment agreement with Ms. Zhang to employ her as CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and additional share-based compensation based upon our 2010 financial performance (see note 17).  The agreement may be terminated upon mutual agreement between the Company and Ms. Zhang in writing.  In addition, the Company shall have right to unilaterally terminate the agreement under certain circumstances, including, among other things, (i) serious violations of the labor laws or the rules or regulations of the Company; (ii) causing serious damage to the interests of the Company; or (iii) Ms. Zhang is criminally prosecuted under the law.

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

(e)	Distribution agreements

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

During the nine months ended September 30, 2011, the Company entered into separate distribution agreements with another three government-owned hospitals for a term of three years, pursuant to which the hospitals agreed to further increase the Company’s business with them from 30% to 40% of their respective purchase plans for its drugs.

In addition to the existing deposits of RMB 23,000,000 ($3,592,830) paid in 2010, the Company made additional deposits totaling RMB 22,000,000 ($3,436,620) for the security of these new distribution agreements entered in 2011. These hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances. The Company entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers’ purchases.

The Company anticipates the revenues derived from the existing distribution agreements will contribute additional revenue of approximately $7,000,000 annually. An additional $10 million revenues has been contributed for the nine  months from October 2010 to September 30, 2011 derived from these three hospitals after signing the distribution agreements during September 2010.  The Company believes that the revenues from these distribution agreements entered in 2011 will contribute additional revenue of $14,000,000 annually, commencing in the third to fourth quarter of 2011.

15.          Convertible redeemable preferred stock

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

The Company has elected to adjust the carrying amount of the Preferred Shares at each reporting date by applying   periodic accretions, using the interest method, so that the carrying amount will be equal to the possible redemption amount at the earliest determinable redemption date of February 28, 2014. As of September 30, 2011, such accretion amount was $2,723,026 resulting in a carrying amount for the Preferred Shares of $32,218,892 at that date. As of September 30, 2011, the unpaid dividend of $875,000 is included in the carrying amount of the Preferred Shares.

16.            Statutory and other reserves

“The Company’s subsidiaries are required to transfer at least 10% of their net income, as determined in accordance with the PRC accounting rules and regulations, to statutory surplus reserve funds until such reserve balances reach 50% of their registered capital. The transfers must be made before distributions of any dividends to shareholders.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

17.            Stock option arrangements

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

The fair value of options granted to the two executive employees at the date of grant was $1,774,440. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of June 27, 2010 were: 0% dividend yield, expected volatility of 30%, risk-free interest rate of 4.78%, an exercise multiple of 2, and a post-vesting forfeiture rate of 0%. The Company expensed the remaining compensation cost of $565,763 for the nine months ended September 30, 2011 related to non-vested awards upon the 2010 Income Target being concluded.

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

The fair value of options granted to the two senior staff at the date of grant was $15,365. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of August18, 2010 were: 0% dividend yield, expected volatility of 51.31%, risk-free interest rate of 2.46% an exercise multiple of 2, and a post-vesting forfeiture rate of 0%. The Company expensed $8,373 in share-based compensation for the nine months ended September 30, 2011.  The remaining compensation cost of $2,821 related to non-vested awards will be recognized over the implied remaining requisite service period of October 1, 2011 through December 31, 2011 for both options.

The Company expensed the above options in share-based compensation included in administrative expense in the amount of $574,136 and $658,207 for the nine months ended September 30, 2011 and 2010, respectively.

There were no options granted with exercise prices below the market value of the stock at the grant date. All outstanding options at September 30, 2011 had no intrinsic value because the Company’s stock price was lower than all option exercise prices. A summary of the Company’s stock options outstanding as of September 30, 2011 is presented below:

	Number of options	Exercise Price

Stock options granted and outstanding	1,110,000	$4.00
Stock options granted and outstanding	15,000	$5.00

18.             Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% to employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contributions are available to reduce the contribution payable in the future years. The contributions of the defined contribution plan were charged to the consolidated statements of income. The Company contributed $444,819 and $351,559 for the nine months ended September 30, 2011 and 2010, respectively.

19.               Acquisitions of distributors

During the second quarter of 2011, the Company acquired the business of two sub-distributors and one vendor engaged in packaging of Chinese traditional herbs. The acquisitions were structured in such a manner that the Company assumed liabilities equal to the estimated fair value of the assets acquired. No additional consideration was paid, or is payable. The following summarizes the major class of assets acquired and liabilities assumed at the date of acquisition:

Cash	$36,502
Inventory	751,112
Accounts receivable	4,737,280
Other current assets	5,724,522
Property, plant and equipment	35,006
Accounts payables	(1,783,102)
Other current liabilities	(9,501,320)

Total	$-
(a) Includes amounts due from the Company of 5,397,757 that are eliminated in consolidation.
(b) Includes amounts due from the Company of 4,127,756 that are eliminated in consolidation.

20.               Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews the operating results solely by monthly revenue of pharmaceutical distribution, retail pharmacy and manufacturing pharmacy segments and the operating results of the Company. As such, the Company has determined that the Company has three operating segments as defined by FASB ASC 280, “Segments Reporting”: Pharmaceutical distribution, retail pharmacy, and pharmacy manufacturing.

	Three months ended,		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales revenue
Wholesale	$50,220,352	$38,120,898	$141,964,773	$94,687,187
Retail	13,701,532	11,517,739	39,402,465	32,031,604
Manufacturing	3,558,828	2,889,609	9,832,462	7,331,051

	$67,480,712	$52,528,246	$191,199,700	$134,049,842

	Three months ended,		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating income
Wholesale	$8,013,752	$6,628,044	$22,341,918	$15,994,222
Retail	2,429,885	2,224,779	6,703,134	7,061,789
Manufacturing	1,914,598	1,466,808	5,159,472	3,854,902

	$12,358,235	$10,319,631	$34,204,524	$26,910,913

	Three months ended,		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Depreciation and amortization expenses
Wholesale	$231,456	$163,515	$523,562	$455,865
Retail	58,217	26,219	147,813	37,627
Manufacturing	158,936	143,944	470,312	415,167

	$448,609	$333,678	$1,141,687	$908,659

	September 30,	December 31,
	2011	2010

Assets
Wholesale	$152,880,695	$108,182,966
Retail	15,575,690	16,860,112
Manufacturing	19,534,515	16,386,308

	$187,990,900	$141,429,386

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Total consolidated revenue	$67,480,712	$52,528,246	$191,199,700	$134,049,842

Total profit for reportable segments	$12,358,235	$10,319,631	$34,204,524	$26,910,913
Unallocated amounts relating to operations:
Change in fair value of warrant liabilities	391,652	249,092	967,696	(457,718)
Share-based compensation	(2,822)	(632,490)	(574,136)	(658,207)
Exchange difference	(914)	-	71,133	-
Interest income	11,079	-	32,787	-
Provision for registration payment	-	(178,783)	-	(178,783)
Other general expenses	(133,500)	(375,529)	(1,497,143)	(873,990)
Finance costs	(351)	(247)	(1,536)	(2,859)

Income before income taxes	$12,623,379	$9,381,674	$33,203,325	$24,739,356

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$187,990,900	$141,429,386
Cash and cash equivalents	10,457,100	109,650
	$198,448,000	$141,539,036

All of the Company’s long-lived assets and revenues were classified based on the customers’ location.

22. Subsequent events

The company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2010 and 2009 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Business Review

We are engaged in pharmaceutical distribution, retail pharmacy and manufacture of pharmaceuticals through our three subsidiaries Liuzhou BCT, BCT Retail, and Hefeng Pharmaceutical each of which is located in Guangxi Province, China.

We have integrated operations in the following three business segments.

Pharmaceutical Distribution Segment

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instruments from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the three months and nine months ended September 30, 2011, our pharmaceutical distribution segment accounted for approximately 74.4% and 74.2%, respectively, of our total revenue after elimination of inter-segment sales.  Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 1.3%, 0.1%, 0.1%, 14.3% and 84.2% of our pharmaceutical distribution segment’s total revenue for the nine months ended September 30, 2011, respectively.

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

Retail Pharmacy Segment

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 189 directly owned retail stores under the registered name “Baicaotang 百草堂.” Our retail stores provide high-quality, convenient and professional pharmaceutical services, and supply a wide variety of medicines such as prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan. There is no difference in the sales price of products in medi-care qualified stores between cash and medi-card payment.  No co-payment is collected with respect to payments by medi-card.  For the three months and nine months ended September 30, 2011, our retail pharmacy segment accounted for approximately 20.3% and 20.6%, respectively, of our total revenue after elimination of inter-segment sales.

The following table sets forth the accounts receivable from the National Program for our retail pharmacy segment as of September 30, 2011 and December 31, 2010:

	As of September 31,	As of December 31,
	2011	2010
Payor	(000)	(000)
National Program	$501	$349

Our billing system does not currently have the capacity to generate an aging schedule for all of our receivables. Nevertheless, we are able to create aging schedules by reference to data from our accounting system. The payment from the National Program is made on a lump sum basis after the invoices are approved. Our system is linked to the National Program. At the end of each month, we reconcile our records with those of the National Program for reimbursement.  Once amounts are confirmed by the National Program, such amounts due for the current month are available for reimbursement.  No allowance for bad debts has been made as medi-card reimbursement under the national insurance program is assured.

Manufacturing Segment

Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land to which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over China. For each of the three and nine month periods ended September 30, 2011, our manufacturing segment accounted for approximately 5.3% and 5.2% of our total revenue after elimination of inter-segment sales.

Growth Strategy

Pharmaceutical Distribution Segment

We expect to focus on obtaining more contracts for the distribution side of our business. As the centralized bidding for the 2011 contract was closed in the second quarter of year 2011, so far, to our best knowledge, we have won 2,000-3,000 more product distribution rights with regard to our hospital and clinic clients, which represents approximately a 50% increase compared to our product distribution rights to these clients in 2010. In addition, we have almost doubled the number of bids awarded to us for counties and cities under the New Rural Cooperate Medicare from the 6 counties and cities that were awarded to us in last year’s bidding.

Retail Pharmacy Segment

We are continuously focusing on rapidly growing our retail pharmacy networks by selectively acquiring drugstore chains to establish a presence in new markets. In particular, we plan to grow through first acquiring similar businesses in the cities in Guangxi province and then acquiring business outside of the Guangxi province. We target retail chains or individual stores in prime locations and with good brand names, well-developed facilities and customer bases that are complementary to ours, and which are commercially attractive. We believe that our relationship with many industry participants and our knowledge of, and operational expertise in, the drugstore market in China will assist us in making acquisitions. We also believe that we can rapidly and successfully integrate newly acquired stores into our current distribution network and quickly realize operating and financial benefits.

We intend to spend additional money and effort to open and acquire more chain stores in 2011 and 2012. We will put priority in focusing on quality rather than quantity of the stores that we are going to acquire. However, there are no assurances that such expansion strategy will be delivered at desirable prices. As a result, we may not be able to fully implement our growth strategy.

Manufacturing Segment

We have registered one of our existing product licenses for Levodopa raw materials successfully in India. The production is expected to begin by the end of 2011 and we anticipate that these products will contribute revenue commencing by the end of 2011.

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

Results of Operation

Three months ended September 30, 2011 compared to three months ended September 30, 2010

The following table sets forth the key components of our results of operations for the periods indicated.

	Three months ended September 30,
	2011 (000)	% of total revenue	2010 (000)	% of total revenue
Sales revenue	$67,480	100.0	$52,528	100.0
Cost of sales	51,180	75.8	39,295	74.8

Gross profit	16,300	24.2	13,233	25.2

Operating expenses
Administrative expenses	2,127	3.2	2,371	4.5
Selling expenses	1,720	2.5	1,385	2.7
Total operating expenses	3,847	5.7	3,756	7.2

Income from operations	12,453	18.5	9,477	18.0

Non-operating income (expense)
Interest income	22	-	3	-
Other income	20	-	17	-
Change in fair value of warrant liabilities	392	0.6	249	0.5
Other expenses	(7)	-	(162)	(0.3)
Finance costs	(256)	(0.4)	(202)	(0.3)
Total non-operating income (expense)	171	0.2	(95)	(0.1)

Income before income taxes	12,624	18.7	9,382	17.9
Income taxes	(3,166)	(4.7)	(2,474)	(4.7)
Net income	9,458	14.0	6,908	13.2
Other comprehensive income
Foreign currency translation adjustments	1,047	1.6	-	-
Total comprehensive income	$10,505	15.6	$6,908	13.2

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended September 30, 2011 and September 30, 2010.  For the three months ended September 30, 2011, we had approximately $10.0 million of inter-segment revenue, which includes approximately $9.7 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.3 million in sales from our manufacturing segment to our pharmaceutical distribution segment. For the three months ended September 30, 2010, we had approximately $9.4 million of inter-segment revenue from our pharmaceutical distribution segment which includes approximately $9.2 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.2 million in sales from our manufacturing segment to our pharmaceutical distribution segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Three months ended September 30,
	2011	%	2010	%
External Segment revenue	(000)		(000)
Pharmaceutical distribution	$50,220	74.4	$38,121	72.6
Retail pharmacy	13,701	20.3	11,518	21.9
Manufacturing	3,559	5.3	2,889	5.5
	$67,480	100.0	$52,528	100.0
Inter-segment revenue	$10,011		$9,381

Sales Revenue

During the three months ended September 30, 2011, we had sales revenue of $67.5 million, as compared to sales revenue of $52.5 million during the three months ended September 30, 2010, an increase of $15.0 million or approximately 28.5%. This increase was mainly attributable to the respective increase in sales revenue of $12.1 million and $2.2 million from our pharmaceutical distribution segment and retail pharmacy segment during the period.

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

The following table sets forth revenue from our pharmaceutical distribution operation by categories of customers:

	Three months ended September 30,
	2011	% of Sales	2010	% of Sales
	(000)		(000)
Hospitals	$35,707	71.1	$21,228	55.7
Other drug stores	7,976	15.9	5,097	13.4
Clinics and health care centers	3,534	7.0	8,890	23.3
Distributors and others	3,003	6.0	2,906	7.6
Total	$50,220	100.0	$38,121	100.0

Revenue from our pharmaceutical distribution segment increased by $12.1 million or 31.7% from $38.1 million for the three months ended September 30, 2010 to $50.2 million for the three months ended September 30, 2011. The increase was the result of the increase in sales volume by $12.5 million and offset with the price reduction of approximately $0.4 million. The change in price is attributed mainly to the change in prices paid by hospitals based upon the PRC Government-mandated collective tender process. The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of sales to hospitals by $14.5 million. The increase of hospital sales was derived from the increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan. Further, we have entered into separate distribution agreements with six government-owned hospitals since the third quarter of 2010. Our share of hospital purchases has been increased with these new agreements.

Retail Pharmacy Segment

Revenue from our retail pharmacy segment increased by $2.2 million or 19.0% from $11.5 million for the three months ended September 30, 2010 to $13.7 million for the three months September 30, 2011.  The increase in revenue resulted from the increase in sales volume of $2.6 million after the offset of the price reduction by approximately $0.4 million. The increase in volume of sales was primarily attributed to the 62 stores opened since the fourth quarter of year 2010 inclusive of the 5 stores newly opened during the three months ended September 30, 2011. The slight reduction in our retail prices was the result of the adjustment of our selling prices in accordance with the price control office.  The sale from the existing stores was stable and the decrease is mainly derived by the reduction in sales price of the drugs.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Three months ended September 30,
	2011	2010
	(000)	(000)
Existing stores (1)	$11,066	$8,273
New stores (2)	2,635	3,245
Total (include closed stores)	$13,701	$11,518
No. of stores	189	137

(1) Ten stores were closed for removal purposes after the three months ended September 30, 2010 and no sales were incurred with respect to those stores during the three months ended September 30, 2011. The sales derived from those stores for the three months ended September 30, 2010 were $148,000.

(2) Represents the 62 stores opened after period ended September 30, 2010, in which 5 stores were opened during the three months ended September 30, 2011.

Manufacturing Segment

Revenue from our manufacturing segment increased by 23.2% from $2.9 million for the three months ended September 30, 2010 to $3.6 million for the three months ended September 30, 2011. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was attributed to the penetration of sales to new distributors as a result of efforts made by our sales representatives.

Cost of Sales

Cost of sales was $51.2 million for the three months ended September 30, 2011 compared to $39.3 million for the three months ended September 30, 2010, representing an increase of $11.9 million. Our cost of sales consists of the cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs. The increase was primarily due to an increase in the costs of purchasing merchandise for the increase in our revenue.

Gross Profits

Gross profit was $16.3 million for the three months ended September 30, 2011 as compared to $13.2 million for the three months ended September 30, 2010, representing an increase of $3.1 million or approximately 23.2%.  Our gross profit margin was 24.2% and 25.2% for the three months ended September 30, 2011 and 2010, respectively. The gross profit margin was stable as we maintained the margin between cost of purchasing pharmaceutical products from suppliers and our prices of pharmaceutical products sold to hospitals, pharmaceutical distributors and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The slight decrease in gross profit margin was mainly attributed to the increase in the portion of sales from the distribution segment in which it has a relatively lower gross profit margin than the other segments

Pharmaceutical Distribution Segment

The gross profit margin for our pharmaceutical distribution segment was approximately 19.0% and 20.9 % for the three months ended September 30, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise and the slight reduction in gross profit percentage was mainly due to an increase of the portion of sales to other drug stores; those sales have a lower gross profit margin than sales to hospital customers.

Retail Pharmacy Segment

The gross profit margin for our retail pharmacy segment was approximately 32.8% and 30.8% for the three months ended September 30, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise. The slight increase in gross profit margin is attributable to the sales of higher profit margin products.

Manufacturing Segment

The gross profit margin for our manufacturing segment was approximately 64.2% and 59.0% for the three months ended September 30, 2011 and 2010, respectively. The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs.  There was no material price change for the cost of sales and our prices, and the gross profit margin was stable for each of our manufactured products. The increase was mainly due to the increase of sales of the higher profit margin products.

Operating Expenses

Selling and administrative expenses totaled $3.8 million both for the three months ended September 30, 2011 and the three months ended September 30, 2010 and there were no material changes between the three months ended September 30, 2011 and 2010, respectively.

Administrative Expenses

Administrative expenses decreased by 10.3% from $2.4 million for the three months ended September 30, 2010 to $2.1 million for the three months ended September 30, 2011. The decrease in administrative expenses for the three months ended September 30, 2011 was primarily due to the reduction of the share-based compensation of $0.6 million and offset by the slight increase of rental charges in connection with the opening of new stores of $0.1 million and the post-acquisition services of $0.2 million. The percentage of our administrative expenses to our total revenue decreased slightly from 4.5% in 2010 to 3.2% in 2011.

Pharmaceutical Distribution Segment

The administrative expenses of our pharmaceutical distribution segment decreased by $0.02 million or 2.4% from $0.84 million for the three months ended September 30, 2010 to $0.82 million for the three months ended September 30, 2011. The decrease was primarily due to the decrease in repair and maintenance expense by $0.02 million.

Retail Pharmacy Segment

The administrative expenses of our retail pharmaceutical distribution segment increased by $0.5 million or 147.1% from $0.3 million for the three months ended September 30, 2010 to $0.8 million for the three months ended September 30, 2011. The increase was attributable partly to the increase of rental charges by $0.1 million upon the opening of new stores and $0.1 million for the repair expense. Further, we incurred post-acquisition service fees in connection with the acquisition of stores concluded in 2010 of approximately $0.2 million.

Manufacturing Segment

The administrative expense of our manufacturing segment remained stable and was $0.15 million for the three months ended September 30, 2010 and $0.16 million for the three months ended September 30, 2011.

Selling Expenses

Selling expenses increased by 24.2% from $1.4 million for the three months ended September 30, 2010 to $1.7 million for the three months ended September 30, 2011. The increase was primarily due to the increase in our marketing staff’s wages and salaries, and payment for staff welfare in connection with our increased sales and marketing activities. The percentage of our selling expenses to our total revenue decreased slightly from 2.7% to 2.5%.

Pharmaceutical Distribution Segment

The selling expenses of our pharmaceutical distribution segment increased by 4.5% from $0.7 million for the three months ended September 30, 2010 to $0.7 million for the three months ended September 30, 2011. The increase was primarily attributed to the increase in transportation charges upon increase in sales.

Retail Pharmacy Segment

The selling expenses of our retail pharmacy distribution segment increased by 29.8% from $0.6 million for the three months ended September 30, 2010 to $0.7 million for the three months ended September 30, 2011. The increase was primarily due to the increase in our salaries of retail staff by $0.1 million upon an increase in the number of staff after the acquisition of new stores during the period.

Manufacturing Segment

The selling expenses of our manufacturing segment increased by 35.7% from $0.1 million for the three months ended September 30, 2010 to $0.2 million for the three months ended September 30, 2011. The increase was primarily due to the increase in the commission upon the increase in sales.

Change in Fair Value of Warrants

For the three months ended September 30, 2011, we recognized non-cash gain of $0.4 million which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before Income Tax

As a result of the foregoing, our income before income tax increased by 34.6% to $12.6 million for the three months ended September 30, 2011 compared to $9.4 million for the same period in 2010. The percentage of our income before income tax to total revenue was 18.7% in 2011 compared to 17.9% in 2010. The increase is mainly attributed to the reduction in the percentage of our expenses to revenue.

Pharmaceutical Distribution Segment

The selling expenses of our pharmaceutical distribution segment increased by 4.5% from $0.7 million for the three months ended September 30, 2010 to $0.7 million for the three months ended September 30, 2011. The increase was primarily attributed to the increase in transportation charges upon increase in sales.

Retail Pharmacy Segment

The selling expenses of our retail pharmacy distribution segment increased by 29.8% from $0.6 million for the three months ended September 30, 2010 to $0.7 million for the three months ended September 30, 2011. The increase was primarily due to the increase in our salaries of retail staff by $0.1 million upon an increase in the number of staff after the acquisition of new stores during the period.

Manufacturing Segment

The selling expenses of our manufacturing segment increased by 35.7% from $0.1 million for the three months ended September 30, 2010 to $0.2 million for the three months ended September 30, 2011. The increase was primarily due to the increase in the commission upon the increase in sales.

Net Income

As a result of the above factors, we had net income of $9.5 million for the three months ended September 30, 2011 as compared to $6.9 million for the three months ended September 30, 2010, representing an increase of $2.6 million or approximately 36.9%.  For the three months ended September 30, 2011, our net income was impacted by recognition of a non-cash income of $0.4 million inclusive of warrant liabilities.  Excluding this net $0.4 million non-cash charge, our net income for the three months ended September 30, 2011 would have been $9.1 million, representing an increase of 24.7% compared to $7.3 million excluding the non-cash expense of $0.4 million for the same period of 2010.

Earnings per Share

For the three months ended September 30, 2011, our basic and diluted earnings per share was $0.22, representing an increase of 22.2%, compared the same period in 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

The following table sets forth the key components of our results of operations for the periods indicated.

	Nine months ended September 30,
	2011	% of total sales revenue	2010	% of total sales revenue
	(000)		(000)
Sales revenue	$191,199	100.0	$134,049	100.0
Cost of sales	(145,219)	(76.0)	99,341	(74.1)

Gross profit	45,980	24.0	34,708	25.9

Operating expenses
Administrative expenses	7,843	(4.1)	5,308	(4.0)
Selling expenses	5,435	(2.8)	3,471	(2.6)
Total operating expenses	13,278	(6.9)	8,779	(6.6)

Income from operations	32,702	17.1	25,929	19.3

Non-operating income (expense)
Interest income	47	-	7	-
Other income	157	-	144	-
Change in fair value of warrants liabilities	968	0.5	(458)	(0.3)
Other expenses	(25)	-	(203)	(0.1)
Finance costs	(646)	(0.3)	(680)	(0.5)
Total non-operating income (expense)	501	0.2	(1,190)	(0.9)

Income before income taxes	33,203	17.4	24,739	18.4
Income taxes	(8,893)	(4.7)	(6,455)	(4.8)
Net income	24,310	12.7	18,284	13.6
Other comprehensive income
Foreign currency translation adjustments	3,398	1.8	(1)	-
Total comprehensive income	$27,708	14.5	$18,283	13.6

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total sales revenue, as well as our inter-segment sales for the nine months ended September 30, 2011 and 2010.  For the nine months ended September 30, 2011, we had approximately $29.7 million of inter-segment revenue, which includes approximately $28.9 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.8 million in sales from our manufacturing segment to our pharmaceutical distribution segment. For the nine months ended September 30, 2010, we had approximately $25.2 million of inter-segment revenue, which includes approximately $24.6 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment and approximately $0.6 million in sales from our manufacturing segment to our pharmaceutical distribution segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Nine months ended September 30,
	2011	% of total sales revenue	2010	% or total sales revenue
External Segment revenue	(000)		(000)
Pharmaceutical distribution	$141,965	74.2	$94,687	70.6
Retail pharmacy	39,402	20.6	32,031	23.9
Manufacturing	9,832	5.2	7,331	5.5
	$191,199	100.0	$134,049	100.0

Inter-segment revenue	$29,724		$25,155

Sales Revenue

During the nine months ended September 30, 2011, we had sales revenue of $191.1 million, as compared to sales revenue of $134.0 million during the nine months ended September 30, 2010, an increase of $57.1 million or approximately 42.6%. This increase was mainly attributable to the respective increase in sales revenue of $47.3 million and $7.3 million from our distribution segment and our retail segment during the period.

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

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Nine months ended September 30,
	2011	% of Sales	2010	% of Sales
	(000)		(000)
Hospitals	$93,584	65.9	$65,267	68.9
Other drug stores	20,380	14.4	5,215	5.5
Clinics and health care centers	14,516	10.2	13,904	14.7
Distributors and others	13,485	9.5	10,301	10.9
Total	$141,965	100.0	$94,687	100.0

Revenue from our pharmaceutical distribution segment increased by 49.9% from $94.7 million for the nine months ended September 30, 2010 to $142.0 million for the nine months ended September 30, 2011. The increase in revenue of $47.3 million was the result of the increase in volume by $48.3 million and offset by the reduction in price level by $1.0 million.  The average reduction in price is attributed to the change in prices paid by hospitals based upon the PRC Government-mandated collective tender process. The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of $28.3 million in sales to hospitals and $15.2 million in sales to other drug stores. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan. Further, as we entered into separate distribution agreements with six government hospitals commencing from September 2010 onwards, the increase in the grant of the portion of the purchase plan to us contributed to the increase in sales to hospitals.  The increase in sales to other drug stores was the result of the increase in the quantity and range of products to new stores as a result of our marketing effort at the rural area.

Retail Pharmacy Segment

Revenue from our retail pharmacy segment increased by 23.0% from $32.0 million for the nine months ended September 30, 2010 to $39.4 million for the nine months ended September 30, 2011. The increase in revenue by $7.4 million was resulted from the increase in sales volume of $8.6 million after the offset of the price reduction by approximately $1.2 million. The increase in volume of sales was primarily attributed to the 62 stores opened since the fourth quarter of year 2010, including the 29 stores opened during the nine months ended September 30, 2011.  The slight reduction in our retail prices was the result of the adjustment of our selling prices in accordance with the price control office.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Nine months ended September 30,
	2011	2010
	(000)	(000)
Existing stores (1)	$32,939	$25,881
New stores (2)	6,463	6,150
Total (includes closed stores)	$39,402	$32,031

No. of stores	189	137

(1) Ten stores were closed during the nine months ended September 30, 2011. The sales derived from these stores for the nine months ended September 30, 2011 was $458,900 while these stores represented sales of $259,048 for the nine months ended September 30, 2010.

(2) Represents the 62 stores opened after period ended September 30, 2010, in which 29 stores were opened during the nine months ended September 30, 2011.

Manufacturing Segment

Revenue from our manufacturing segment increased by 34.1% from $7.3 million for the nine months ended September 30, 2010 to $9.8 million for the nine months ended September 30, 2011. The increase was attributed to the volume of sales solely as there were no changes in prices between the periods. The increase in sales was attributed to the increase in sales through the penetration of sales to new distributors as a result of efforts made by our sales representatives.

Cost of Sales

Cost of sales was $145.2 million for the nine months ended September 30, 2011 as compared to $99.3 million for the nine months ended September 30, 2010, representing an increase of $45.9 million or approximately 46.2%. Our cost of sales consists of the cost of merchandise and raw materials and other costs. Other costs include direct labor and depreciation and miscellaneous costs. The increase was primarily due to higher costs of purchasing merchandise following the increase in our revenue.

Gross Profits

Gross profit was $46.0 million for the nine months ended September 30, 2011 as compared to $34.7 million for the nine months ended September 30, 2010, representing an increase of $11.3 million or approximately 32.6%.  Our gross profit margin was 24.0% and 25.9% for the nine months ended September 30, 2011 and 2010, respectively. The gross profit margin was relatively stable; we maintain the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to hospitals, pharmaceutical distributors, and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The decrease in gross profit margin was mainly attributed to the increase in the portion of sales derived from our pharmaceutical distribution segment whose gross profit margin is comparatively lower.

Pharmaceutical Distribution Segment

The gross profit margin for our pharmaceutical distribution segment was approximately 18.8% and 20.9% for the nine months ended September 30, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise. The gross profit margin derived from drug stores is lower when compared with the hospitals and community health care centres. Thus, the increase in the portion of sales derived from drug store customer sector did reduce the overall gross profit margin. This resulted in a slight decrease in the gross profit margin for the nine months ended September 30, 2011 compared to the same period in 2010.

Retail Pharmacy Segment

The gross profit margin for our retail pharmacy segment was approximately 33.1% and 32.6% for the nine months ended September 30, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  There was no significant change in gross profit margin between these two periods.

Manufacturing Segment

The gross profit margin for our manufacturing segment was approximately 64.3% and 60.6% for the nine months ended September 30, 2011 and 2010, respectively. The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation, and miscellaneous costs.  The increase was mainly due to the increase of sales of the higher profit margin products.

Operating Expenses

Selling and administrative expenses totaled $13.3 million for the nine months ended September 30, 2011, as compared to $8.8 million for the nine months ended September 30, 2010, representing an increase of $4.5 million or approximately 51.1%. The increase was attributed to the increase of selling and administrative expenses by $2.0 million and $2.5 million, respectively.

Administrative Expenses

Administrative expenses increased by 47.2% from $5.3 million for the nine months ended September 30, 2010 to $7.8 million for the nine months ended September 30, 2011. The increase in administrative expenses for the nine months ended September 30, 2010 was primarily due to an increase in the management staff cost, the legal and consultancy fees, and expenses in connection with public company compliance and SEC requirements by $0.8 million. Further there was an increase of $0.4 million of the rental expenditures and $0.6 million of post-acquisition service fees in connection with the acquisition of retail stores. The percentage of our administrative expenses to our total revenue increased slightly from 4.0% in 2010 to 4.1% in 2011.

Pharmaceutical Distribution Segment

The administrative expenses of our pharmaceutical distribution segment increased by $0.7 million or 27.8% from $2.4 million for the nine months ended September 30, 2010 to $3.1 million for the nine months ended September 30, 2011. The increase was primarily due to the increase in the expenditures by $0.3 million for business meetings with the suppliers and other relevant parties. Further, there were increases in the repair cost and information technology costs of $0.2 million and other staff cost of $0.1 million.

Retail Pharmacy Segment

The administrative expenses of our retail pharmaceutical distribution segment increased by $1.2 million or 132.6% from $0.9 million for the nine months ended September 30, 2010 to $2.1 million for the nine months ended September 30, 2011. The increase was primarily attributable to the incurrence of the post-acquisition service fees in connection with the acquisition of retail stores concluded in 2010 by $0.6 million. Further, there was an increase of rental expenses by $0.4 million upon the opening of new stores since the third quarter of 2010.

Manufacturing Segment

The administrative expenses of our manufacturing segment increased by $0.1 million or 18.2% from $0.4 million for the nine months ended September 30, 2010 to $0.5 million for the nine months ended September 30, 2011. The increase was the result of increases in our salaries by $0.1 million.

Selling Expenses

Selling expenses increased by 54.3% from $3.5 million for the nine months ended September 30, 2010 to $5.4 million for the nine months ended September 30, 2011. The increase was primarily due to the increase in our marketing staff’s wages and salaries, and payment for staff welfare in connection with our increased sales and marketing activities. The percentage of our selling expenses to our total revenue increased slightly from 2.6% to 2.8%.

Pharmaceutical Distribution Segment

The selling expenses of our pharmaceutical distribution segment increased by 16.7% from $1.8 million for the nine months ended September 30, 2010 to $2.1 million for the nine months ended September 30, 2011. The increase was primarily due to the increase in the transportation charges by $0.3 million upon the increase in sales.

Retail Pharmacy Segment

The selling expenses of our retail pharmacy segment increased by 92.9% from $1.4 million for the nine months ended September 30, 2010 to $2.7 million for the nine months ended September 30, 2011. The increase was primarily due to the increase in our salaries and bonus to retail staff by $1.3 million in connection with the increase in the number of stores opened for the first nine months ended September 30, 2011.

Manufacturing Segment

The selling expenses of our manufacturing segment increased by 100.0% from $0.3 million for the nine months ended September 30, 2010 to $0.6 million for the nine months ended September 30, 2011. The increase was primary due to the increase of sales commission to regional sales representatives of $0.3 million upon the increase in sales

Change in Fair Value of Warrants

For the nine months ended September 30, 2011, we incurred a non-cash gain of $1.0 million which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before Income Tax

As a result of the foregoing, our income before income tax increased by 34.4% to $33.2 million for the nine months ended September 30, 2011 compared to $24.7 million for the same period in 2010. The percentage of our income before income tax to total revenue decreased slightly from 18.4% in 2010 to 17.4% in 2011. The decrease is mainly attributed to the reduction in the gross profits derived from the increase of the portion of income from the distribution segment, the increase of legal and consultancy fees, and expenses in connection with public company compliance and SEC requirements.

Pharmaceutical Distribution Segment

Our income before income tax from distribution operations increased by 39.4% from $16.0 million for the nine months ended September 30, 2010 to $22.3 million for the nine months ended September 30, 2011, due to increases in sales. The profit margin decreased to 15.7% from 16.9%.

Retail Pharmacy Segment

Our income before income tax from retail pharmacy segment operations decreased by 5.6% from $7.1 million for the nine months ended September 30, 2010 to $6.7 million for the nine months ended September 30, 2011 due to the incurrence of the post-acquisition expenses for the acquisition of stores and the increase in special bonus granted to the staff. The profit margin decreased to 17.0% from 22.0%.

Manufacturing Segment

Our income before income tax from manufacturing segment operations increased by 33.3% from $3.9 million for the nine months ended September 30, 2010 to $5.2 million for the nine months ended September 30, 2011. The profit margin decreased to 52.5% from 52.6%.

Net Income

As a result of the above factors, we had net income of $24.3 million for the nine months ended September 30, 2011 as compared to $18.3 million for the nine months ended September 30, 2010, representing an increase of $6.0 million or approximately 32.8%.  For the nine months ended September 30, 2011, our net income was impacted by a non-cash gain of $1.0 million as a result of change in fair value of warrant liabilities and a non-cash share-based compensation expense of $0.6 million.  Excluding this net $0.4 million non-cash gain, our net income for the nine months ended September 30, 2011 would have been $23.9 million, compared to $19.4 million excluding the $1.1 million non-cash charge for the nine months ended September 30, 2010, representing an increase of $4.5 million or approximately 23.2%.

Earnings per Share

For the nine months ended September 30, 2011, our basic and diluted earnings per share was $0.57 compared to $0.48 for the same period in 2010.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund operations, acquisition, and expansion. In addition to cash on hand, our primary sources of funds for liquidity during the first nine months of 2011 consisted of cash generated from operations and proceeds received from placement of preferred stock. As of September 30, 2011, $9.5 million of our indebtedness was due within one year and $0.2 million was due beyond one year.  During the nine months ended September 30, 2011 we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted Cash and Cash Equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of September 30, 2011 and December 31, 2010, our restricted cash was approximately $0.9 million and $1.3 million, respectively.  We had cash of $34.3 million and $20.2 million, respectively, exclusive of restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements (other than acquisitions) for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	For the Nine months Ended September 30,
	2011	2010
	(000)	(000)
Net cash provided by (used in) operating activities	$(4,840)	$9,919
Net cash used in investing activities	(5,224)	(8,462)
Net cash provided by (used in) financing activities	22,879	(1,144)
Foreign currency translation	1,292	(1)
Net increase in cash and equivalents	14,107	312
Cash and cash equivalents, beginning of period	20,157	13,304
Cash and cash equivalents, end of period	$34,264	$13,616

Operating Activities

We derive our cash flow primarily from operating activities from the sale of our products and services through our three segments.  Our cash used in operating activities is primarily used for the purchase of raw materials and products, distribution and selling expenses and general administrative expenses and taxes.  Cash flows from our operations can be significantly affected by several factors such as the timing of payment of accounts receivable and the payment of our accounts payable to our suppliers.

Cash from operating activities is primarily affected by the pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments. Because the manufacturing segment accounted for only 5.2% of our revenues in 2011, it does not have a significant impact on cash from operating activities.

Cash used in operating activities was $4.8 million for the nine months ended September 30, 2011 compared to $9.9 million provided by operating activities for the nine months ended September 30, 2010, representing a decrease of $14.7 million. Operating cash flows for 2010 reflect primarily net cash receipts derived from business operations. Despite the increase in net income for the nine months ended 2011 as compared to the same period of 2010, the reduction in net cash from operating activities was primarily attributable to the slowdown of accounts receivable payment, which increased to 123 days in 2011 as compared to 91 days in 2010. This increase is attributable to an increase in the portion of our sales derived from the distribution segments and a reduction in the portion of sales derived from retail segment in the distribution segment has a longer period for payment.

For our pharmacy distribution segment, accounts receivable turnover days for the nine months ended September 30, 2011 were 155 as compared to 118 for the same period in 2010.  Hospitals and the community heath care centers have comparatively longer payment cycles and many hospitals have undertaken construction and expansion work. This resulted in their slowing down payments.  However, in the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government.  We believe that it is highly unlikely that a liquidation of one of our hospital and community health care center customers will occur, and that the recovery of accounts receivable from them are highly secure.  Therefore, it is our customary practice to grant a longer credit period.  There have been no instances of write-offs of any receivables owed by a hospital or the community health care centers.

For our retail segment, accounts receivable turnover days for the nine months ended September 30, 2011 were 3 days as compared to 2 days in 2010.  We generally receive cash from the customer at our retail store except for our medi-care qualified stores.  The accounts receivable comprised only the medi-card reimbursement under the national program.

For our manufacturing segment, accounts receivable turnover days for the nine months ended September 30, 2011 were 129 as compared to 123 in 2010.  The increase was due to the extension of credit to our customers based on the payment history of the customers.

Investing Activities

Cash flow from investing activities primarily consists of purchases of property, plant and equipment and the acquisition of assets of drug stores by our retail segment. Cash used in investing activities was $5.2 million for the nine months ended September 30, 2011, compared to $8.5 million of cash used in investing activities for the same period in 2010, representing a decrease of $3.3 million. The reduction in cash used was primarily due to the fact that there were fewer new stores opened and no stores were acquired during the nine months ended September 30, 2011; thus, resulted in reduction of $4.5 million. The reduction was partly offset by the increase of purchase of property, plant and equipment by $1.8 million.

Financing Activities

Our cash flow from financing activities is derived primarily from the private placements of securities and the bank loan activities. Cash provided by financing activities was $22.9 million for the nine months ended September 30, 2011, compared to $1.1 million used in financing activities for the same period in 2010, representing an increase of cash from financing activities by $24.0 million. The substantial increase was primarily due to the proceeds from the placement of the preferred stock of $29.5 million. The increase was offset partially by the increase of net repayment of the advance from related companies of $4.6 million and absence of proceeds from private placement of $2.3 million received in 2010.

Working Capital

Our working capital as of September 30, 2011 and December 31, 2010 was $103.1 million and $53.2 million, respectively.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations.  Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of repayments of accounts receivable when compared with other customers and the increase in the proportion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of September 30,	As of December 31,
	2011	2010
	(000)	(000)
Hospitals	$65,313	$45,476
Other stores	17,629	2,971
Clinics and health care centers	10,316	8,434
Distributors and others	5,681	7,548
Total	$98,939	$64,429

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of September 30, 2011 were $7.2 million while long term bank borrowings outstanding as of September 30, 2011 were $2.6 million. The short term loans bore an average interest rate of 7.61% per annum and are adjusted currently or quarterly in accordance with the benchmark interest rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights and properties of the Company and properties from its related-parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have three to seven years terms. Part of the borrowings mature at various times over the next several years and part of the borrowings are repayable by monthly installments within the four years before maturity. The loans bear an interest rate from 7.68% to 8.65% which are adjusted currently or  an annual basis in accordance with the loan rate of the People’s Bank of China.

These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

In addition to bank borrowings mentioned above, we have bills receivable facilities in the amount of $2.9 million as of September 30, 2011 of which $0.9 million was utilized.  The facilities are secured by land use rights, property and equipment of the Company.

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 805, “Goodwill and Intangible Assets” (“ASC 805”). We perform an impairment analysis on an annual basis and, in addition, if we notice any indication of impairment, we conduct that test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We do not believe there is any indication of impairment of goodwill as of September 30, 2011.

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

Depreciation

Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives.  We determine the estimated useful lives, residual values and related depreciation charges for our property, plant and equipment.  This estimate is based on the historical experience of the actual useful lives and residual values of property, plant and equipment of similar nature and functions. We will revise the depreciation charge where useful lives and residual values are different from those previously estimated, or we will write off or write down technically obsolete or non-strategic assets that have been abandoned or sold.

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

Allowances for Inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by our customers, sales contracts and orders in hand.  As of September 30, 2011, 0.5% of our inventory will expire within 1- 6 months, 1.5% of our inventory will expire within 7 to 9 months, 4.8% will expire within 10 to 12 months, 93.2% of inventory will expire in over 12 months. We estimate the extent of provision made for inventory which expires within 6 months after assessing the capability of a selling campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that the drugs are still marketable and estimate the provision upon the future demand and the current inventory level.

Recognition of Revenue

Revenue is recognized when the following criteria under FASB ASC 605 “Revenue Recognition” are met :

1)	Persuasive evidence of an arrangement exists;

2)	Delivery has occurred or services have been rendered;

3)	The Company’s price to the customer is fixed or determinable; and

4)	Collectability is reasonably assured.

The Company bases its estimates on historical results, taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

Pharmaceutical Distribution Segment

We sell a range of pharmaceutical products to various customers and the majority of revenue results from the contracts signed with various distributors and government-owned hospitals.  Revenue from pharmaceutical distribution operations is recognized when substantially all of the usual risks and rewards of ownership of the inventory have been transferred to the buyer. Generally, this occurs when the inventory is shipped to the customer. Currently, we do not have any sales on consignment and we do not use consignment sales as our sales method.  In the absence of the right of return clause, we estimate that the product return was insignificant other than for returns because of damage arising from delivery. We are not obligated to accept the return should the inventory kept by the customers be excessive or expire without being sold by them. We do accept return of inventory damaged during delivery. We grant credit to customers with proven payment records. Collectability is assessed by background checks for new customers.

Retail Pharmacy Segment

We operate a chain of retail stores for selling the pharmacy products. Revenue from the operation of these stores is recognized when sales occur. We estimate that no significant post-delivery obligations exist.  Retail sales are paid in cash or medi-insurance card, in which the reimbursement is assured as it is run by the government. No return is allowed after sales.

Manufacturing Segment

The revenue recognition criteria used with our manufacturing segment are the same as under our pharmaceutical distribution segment except that the only customers are distributors.

During the nine months ended September 30, 2011, $820,520 worth of goods was returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discounts or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except if the goods are damaged during delivery. As the return of goods is not allowed, we assess and estimate only the returns arising from damage during delivery and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and/ or the introduction of new products as these factors are not relevant to us for the estimate of return.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures of September 30, 2011.  Based on an evaluation of our disclosure controls and procedures as of September 30, 2011 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures were effective. We have been executing our internal control program and our internal control department has been monitoring our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered shares of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period ended September 30, 2011 that were not previously disclosed in a current report on Form 8-K.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

*Filed herewith
** To be filed via amendment.  IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China BCT Pharmacy Group, Inc.

Dated: November 14, 2011	By:	/s/ Huitian Tang
Huitian Tang
Chief Executive Officer and Chairman
(principal executive officer)

Dated: November 14, 2011	By:	/s/ Xiaoyan Zhang
Xiaoyan Zhang
Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definitions Linkbase Document.**

 *  Filed herewith
**   To be filed via amendment.  IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.