Form 10-Q/A
period 2011-09-30
China BCT Pharmacy Group, Inc.
filed 2011-11-15
CIK 1399356

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

Explanatory Note

This Amendment No. 1 to China BCT Pharmacy Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the "Form 10-Q"), is being filed to delete the notations in Item 6 of Part II and in the Exhibit Index regarding the applicability of the temporary hardship exemption provided by Rule 201 of Regulation S-T. The Company furnished Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T with the filing of the Form 10-Q on November 14, 2011.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

PART II—OTHER INFORMATION.

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

*   Filed herewith
** Furnished with the Quarterly Report on Form 10-Q, which was filed on November 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China BCT Pharmacy Group, Inc.

Dated: November 15, 2011	By:	/s/ Huitian Tang
Huitian Tang
Chief Executive Officer and Chairman
(principal executive officer)

Dated: November 15, 2011	By:	/s/ Xiaoyan Zhang
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

 *   Filed herewith
** Furnished with the Quarterly Report on Form 10-Q, which was filed on November 14, 2011.