Form 10-K
period 2011-12-31
China BCT Pharmacy Group, Inc.
filed 2012-03-30
CIK 1399356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $32,759,371 computed by reference to $2.09 as of June 30, 2011, which is less than $75 million.

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

Pharmaceutical distribution is our principal business. We conduct our wholesale business through Liuzhou BCT by purchasing pharmaceutical products from suppliers and then distributing them to our wholesale customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals. Our pharmaceutical distribution business is focused on the market of Guangxi province, which includes major cities such as Nanning, Liuzhou and Guilin and which has a population of approximately 50 million people. We operate a large regional wholesale network in Guangxi Province supported by strategically placed warehouse facilities. For the year ended December 31, 2011, revenue generated from our pharmaceutical distribution segment was $190.7 million, or 74.0% of our total revenues for the year.

We distribute over 8,000 products from nearly 4,000 suppliers through our wholesale distribution in compliance with applicable PRC regulations. Hefeng Pharmaceutical, which is one of our wholly owned subsidiaries, is also one of our suppliers. In 2011 revenue derived from the distribution of third-party products constituted 99.99% of our pharmaceutical distribution segment revenue.

●	Retail pharmacy

Established in 2001, BCT Retail operates a large regional pharmaceutical retail network in Guangxi province, consisting of 194 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.” Our retail stores provide convenient, high quality and professional pharmaceutical services and supply a wide variety of medicines, including western medicine, traditional Chinese medicine (“TCM”), Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and seasonal medicine. Among the 194 stores, there are 21 stores that are medi-care qualified stores, where customers are able to make their purchase either by cash or by using their medi-care insurance card for payment. For the year ended December 31, 2011, revenue generated from our retail pharmacy segment was $53.3 million, or 20.7% of our revenues for the year.

●	Manufacturing of pharmaceuticals

Hefeng Pharmaceutical has a manufacturing facility on approximately 40,000 square meters of land and manufactures four types of products:

●
A Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity (Maximum daily unit production: 2.5 tons per day; maximum days of operation per year: 270 days);

●	A granular formulation unit with an annual production capacity of 0.25 billion packages (Maximum daily unit production: 768,960 packages per day; maximum days of operation per year: 324 days);

●	A pill formulation unit with an annual production capacity of 0.36 billion pills (Maximum daily unit production: 1,252,800 pieces per day; maximum days of operation per annum: 288 days), and

●	A liquid formulation unit with an annual production capacity of 0.1 billion injections (Maximum daily unit production : 347,500 pieces per day; maximum days of operation per annum : 288 days).

Hefeng Pharmaceutical produces and sells pharmaceutical products under the registered name “Asio (亚太)” including: traditional anti-inflammatory and antibacterial drugs, cancer treatment drugs, cardio-vascular disease drugs and hepatitis drugs. Hefeng Pharmaceutical’s best-selling products include:

●	Levodopa is used to treat the stiffness, tremors, spasms, and poor muscle control of Parkinson’s disease;

●	Tabellae Sarcandrae, a TCM protected drug, has similar anti-inflammatory and antibacterial effects as antibiotics in Western medicine;

●	Rotandine Sulfate is a non-prescription analgesic drug. Used for headaches, menstrual pain, and aiding sleep;

●	Corydalis Saxicola Bunting (Yanghuanglian) has been demonstrated to possess many pharmacological activities, including antibacterial, antiviral and anticancer activities; and

●	Ethacridine Lactate Injection is used for second trimester pregnancy termination from week 12-26 at hospitals.

In addition, Hefeng Pharmaceutical collaborates with several renowned medical research universities in China to continuously improve its raw material abstraction efficiency and production process, and to develop alternative formulas for existing drugs. For the year ended December 31, 2011, revenue generated from our manufacturing segment was $13.6 million, or 5.3% of our total revenues for the year.

The growth profile of Guangxi province is based on the following three factors:

●
According to data published by the National Bureau of Statistics, Guangxi Province’s GDP was RMB957 billion ($152 billion) in 2010.  GDP per capita in Guangxi Province was RMB20,759 ($3,295) in 2010 as compared with GDP per capita between RMB39,906 ($6,334) to RMB74,538 ($11,831) in the coastal regions (such as, Fujian Province ($6,334), Guangdong Province ($6,995), Jiangsu Province ($8,356), Shandong Province ($6,485), Shanghai ($11,831), and Zhejiang Province ($8,079)).  In 2010 Guangxi Province’s GDP growth rate was 14.2% as compared to an average GDP growth rate of 10.62% in the coastal regions in 2010.  In 2010 Guangxi Province had a population of 46.10 million. In 2010 the population nature growth rate of Guangxi Province was 8.65 ‰ as compared with a population nature growth rate averaged at 4.67 ‰ in the coastal regions.  (See http://www.stats.gov.cn/tjsj/ndsj/2011/indexce.htm).

●
The World Bank projected that the inflation rate in China in 2011 should moderate after having risen in March 2011 (World Bank “China Quarterly Update” from April 27, 2011)
(See  http://www-wds.worldbank.org/external/default/WDSContentServer/WDSP/IB/2011/04/29/000356161_20110429003758/Rendered/PDF/614000Replacem1Quarterly1April12011.pdf)

●	The general pharmaceutical industry growth rate resulting from the RMB850 billion healthcare reform bill passed by the Chinese government.

Our History And Corporate Structure

We were originally incorporated in the State of Delaware on November 30, 2006 under the name Purden Lake Resource Corp. to engage in the acquisition, exploration and development of natural resource properties.   We ceased our operations because we had not commenced any exploration activities, and as a result prior to December 30, 2009 we were a “blank check” company with nominal assets. On December 24, 2009, we changed our name to China Baicaotang Medicine Limited and then to China BCT Pharmacy Group, Inc. on March 25, 2010.

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

At that time, Ms. Zhang, who is a citizen of Hong Kong, was the sole shareholder of Ingenious, which had no assets or operations and owned 100% of Forever Well as the result of Ms. Zhang and the Liuzhou BCT Shareholders having completed the first two steps of a three-step Restructuring.

The first step was for Forever Well to acquire 100% of the equity interests of Liuzhou BCT and its subsidiaries (the “PRC Operating Companies”). Liuzhou BCT was owned at that time by the Liuzhou BCT Shareholders, certain former and current employees and directors of Liuzhou BCT.

In this step, Forever Well, a Hong Kong company formed by Mr. Ping-Ki Yue, was to acquire the PRC Operating Companies.  The second step in the Restructuring was for Ingenious, which was 100% owned by Ms. Zhang, to acquire Forever Well and the third step was for Ingenious to enter into and complete a transaction with a U.S. public reporting company whereby that company would acquire Ingenious.

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

The Restructuring and the acquisition of Liuzhou BCT was structured to comply with the PRC M&A Laws.  Under the PRC M&A Laws, the acquisition of PRC companies by foreign companies that are controlled by PRC citizens who are affiliated with the PRC companies is strictly regulated and requires approval from the Ministry of Commerce, which approval is burdensome to obtain. Such restrictions however, do not apply to foreign entities which are controlled by foreign persons. These restrictions apply only at a “snapshot in time” that occurs at the time PRC companies are acquired by a foreign entity.  In our case, this was effective on August 4, 2008 when Forever Well acquired 100% of the equity interest of Liuzhou BCT from the 15 Liuzhou BCT Shareholders for aggregate consideration of RMB10,000,000 (approximately $1,470,588) which was the registered and fully paid up capital of Liuzhou BCT. At that time Forever Well was owned 100% by Ingenious, and Ingenious was owned 100% by Ms. Zhang, a Hong Kong citizen. Therefore this transaction was a pure cross-border transaction governed by and permitted under the 2006 PRC M&A regulations and the acquisition had been approved by the Ministry of Commerce on June 13, 2008.

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

On October 22, 2009 Ms. Zhang and certain Liuzhou BCT Shareholders entered into the Earn-In Agreement, which was amended on December 30, 2009 to extend the performance targets from 2009 and 2010 fiscal years to 2010 and 2011 fiscal years because the 2009 performance target was not going to be met.  The Earn-in Agreement was further amended on May 19, 2010 to decrease the performance targets for the 2010 and  2011 fiscal years.  The amendments to the Earn-in Agreement were made to increase the likelihood that the Liuzhou BCT Shareholders would all be able to earn back their shares in the Company, which was the goal and purpose of the reorganization.  These amendments were made without additional consideration being paid

The Earn-in Agreement enables those Liuzhou BCT Shareholders to purchase shares of Ingenious (or its public parent company) from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2010 and 2011.  For the 2010 and 2011 fiscal years the performance targets for the Company are $26 million and $28 million after tax audited net income, respectively.  If the 2010 performance target is met, the Liuzhou BCT Shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right.  If the 2011 performance target is met, the Liuzhou BCT Shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Liuzhou BCT Shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT.  Ms. Zhang may not transfer the shares during the five-year term of the Earn-In Agreement and in the event that all of the shares have not been delivered to the Liuzhou BCT Shareholders, Ms. Zhang can only transfer them as she and the Liuzhou BCT Shareholders agree.  As the Company has met both of the 2010 and 2011 performance targets, the Liuzhou BCT Shareholders are entitled to the call right to purchase back their shares at any time.

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

Private Placement

Simultaneously with the closing of the Share Exchange, we completed the initial closing of the private placement of approximately $6.3 million or 632.3 Units (the “Private Placement”). Each Unit consists of (i) 3,937 shares of common stock, and (ii) a warrant to purchase 1,968 shares of common stock at an exercise price of $3.81 per share (the “Investor Warrants”).  Upon the initial closing of the Private Placement, we issued an aggregate of 2,489,370 shares of our common stock and warrants exercisable for 1,224,368 shares of our common stock at an exercise price of $3.81 per share. In addition, in connection with the initial closing of the Private Placement, we issued warrants to the Co-Placement Agents (the “Agent Warrants”) that are exercisable for 248,937 shares of common stock at an exercise price of $3.05 per share, on a cash or cashless basis.  The closing of the Share Exchange was a condition precedent to the closing of the Private Placement.

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

Additional Provisions Relating to the Private Placement

Registration Rights

Pursuant to the Subscription Agreement, on or prior to March 3, 2010 (the “Registration Statement Filing Date”), we were required to file with the Securities and Exchange Commission (the “SEC”) a registration statement (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), (i) registering for resale by the Investors (a) the shares of common stock issued to the investors in the Private Placement (the “Investors”) and (b) the shares of common stock underlying the Investor Warrants; and (ii) registering for resale for the Co-Placement Agents of the Private Placement and other agents, the shares of common stock underlying the Agent Warrants (all of the foregoing securities being collectively referred to herein as the “Registrable Securities”). We were required to use our best efforts to have the Registration Statement declared effective prior to the 150th day following February 1, 2010, provided, however, that in the event of a “full review” by the SEC, which we received, we were given an additional 30 days to have the Registration Statement declared effective prior to the 180th day following February 1, 2010 (the “Target Effective Date”).

In the event that (i) the Registration Statement has not been (x) filed on or prior to the Registration Filing Date or (y) declared effective by the SEC on or before the Target Effective Date; and (ii) the Registrable Securities included in such Registration Statement are not saleable under Rule 144, we were required to pay to each Investor as liquidated damages, a cash payment equal to 1% of the aggregated amount invested by such Investor in the Private Placement for the first 30 days and 1% of the aggregated amount vested by such Investors in the Private Placement for every 30-day period thereafter until the Registration Statement has been filed and/or declared effective, or such proportionate percentage for any period less than 30 days.  The Registration Statement was declared effective after the Target Effective Date and, as a result, we paid the liquidated damages to the Investors.

Make Good Escrow

In addition, pursuant to the Subscription Agreement, at the closing of the Private Placement, Xiaoyan Zhang, our CFO placed 4,000,000 shares of our common stock owned by her (the “Make Good Shares”) in an escrow account administrated by an escrow (the “Make Good Escrow Agent”). If we failed to achieve a performance target of $26,000,000 recurring operating net income under the U.S. GAAP before any extra-ordinary gain and excluding any non-cash expenses for our fiscal year ending December 31, 2010 (the “Performance Target”), the Make Good Escrow Agent would distribute 1,000,000 Make Good Shares to all Investors on a pro rata basis for every $1,000,000 shortfall under the Performance Target. The Make Good shares attach solely to the Investors and not to the securities issued in the Private Placement. Any Make Good Shares released to Investors would not be included in the Registration Statement relating to the resale of the shares issued in the Private Placement.  Because the Company met the Performance Target, however, the Make Good Shares will be returned to Ms. Zhang.  As the Company has met the 2010 performance target, the 4,000,000 Make Good Shares have been returned to Ms. Zhang by the Make Good Escrow Agent.

Anti-Dilution Protection

As a result of anti-dilution protection included in the Subscription Agreement, we may be obligated to issue additional shares of common stock to the Investors.  Pursuant to the Subscription Agreement, the Investors have certain anti-dilution protection from February 1, 2010 until the date that is the earlier of: (i) March 17, 2010, the effectiveness of the original Registration Statement relating to the resale of the shares issued in the Private Placement, or  (ii) the date on which the shares being registered on the Registration Statement may be sold under rule 144 (the “Anti-Dilution Period”).  During the Anti-Dilution Period, if we sell additional shares of common stock (subject to certain exceptions) at a price per share of less than $2.54 per share (“Additional Shares”), then we are obligated to issue to each Investor that is still a holder of shares issued in the Private Placement, that number of shares of common stock, equal to the difference between (i) the aggregate purchase price paid by such Investor for each share of common stock underlying Units purchased in the Private Placement divided by the Weighted Average Adjusted Price, less (ii) the number of shares of common stock underlying Units actually purchased in the Private Placement by such Investor.

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

Agreement to Sell Preferred Shares

On January 18, 2011, the Company entered into a Series A Convertible Preferred Shares Purchase Agreement (the “Preferred Purchase Agreement”) with Milestone Longcheng Limited (“Milestone”) pursuant to which Milestone agreed to purchase 9,375,000 shares of the Company’s Series A Convertible Preferred Shares, par value $.001 per share (the “Preferred Shares”).  The sale transaction was completed and Milestone purchased the Preferred Shares on February 28, 2011, for an aggregate purchase price of $30 million less expense reimbursement of up to $400,000 for certain reasonable legal and other expenses incurred by Milestone in connection with the transaction.  The Preferred Shares carry a dividend of 5% and are convertible initially into an equal number of shares of our Common Stock at an initial conversion price of $3.20 per share.  All conditions to closing the transaction were completed on or prior to February 28, 2011, including the completion of the amendment of our Certificate of Incorporation to increase our authorized capital to 170 million shares of capital stock consisting of 150 million shares of Common Stock (an increase of 50 million shares) and 20 million shares of blank-check preferred stock which our board of directors will have the authority to issue (the “Amendment”) and the filing of the Amendment and the filing of the certificate of designation adopting the terms of the Preferred Shares (the “Certificate of Designation”). All necessary board and stockholder action to approve adoption of the Amendment were taken and the Amendment was complete upon its filing with the Delaware Secretary of State on February 28, 2011, which was 20 days after the mailing to our stockholders of an information statement pursuant to Section 14(c) of the Exchange Act.  The board also approved the Certificate of Designation, subject to the filing of the Amendment, and the Certificate of Designation was also filed on February 28, 2011.

Under the Certificate of Designation, the holders of Series A Preferred have voting rights with the Common Stock as well as separate voting rights with respect to certain extraordinary transactions.  At any annual or special meeting of the shareholders, the holders of the Preferred Shares shall be entitled to the number of votes equal to the number of Common Shares into which such Preferred Shares could be converted at the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken, and such votes will be counted together with all other shares of the Company having general voting power and not counted separately as a class. After issuance, the Preferred Shares represent 18.5% of the outstanding share capital of the Company on a fully-diluted basis.  These shares, together with the shares of Common Stock owned by Ms. Zhang (representing approximately 44.3% of the outstanding share capital after this transaction on a fully-diluted basis) hold the majority voting interest in the Company.

The holders of the Company’s Common Stock are junior to the holders of the Series A Preferred with respect to dividend rights, rights on other distributions and rights upon liquidation or dissolution of the Company.  Additionally, the holders of the Series A Preferred have preemptive rights in connection with the issuance of new securities by the Company, pursuant to which the holders of the Series A Preferred have the right to purchase a number of the new securities equal to their percentage ownership of Common Shares (calculated on an as converted and fully-diluted basis) multiplied by the number of new securities to be issued.

The Preferred Shares became convertible into Common Stock immediately upon their issuance. The initial conversion price of $3.20 per share is subject to adjustment for dilutive transactions, stock splits and other reclassifications and, to the extent provided in a performance measure, for the 2011 financial performance of the Company. The Preferred Shares will be automatically converted upon consummation of a public offering, of Common Stock in an amount of $60 million at a time when the Company’s market capitalization is $300 million or greater, it is listed on a national exchange and the offering price is at least two times the then applicable adjusted conversion price.

In connection with this transaction, the Company and Milestone also entered into a registration rights agreement and, with certain of the Company’s principal stockholders, a shareholders agreement. The registration rights agreement provides for registration under the Securities Act of 1933, under various circumstances, of the shares of Common Stock into which the Preferred Shares can be converted. Under the Preferred Purchase Agreement, Milestone (or successor holders of the Preferred Shares) has the right to name one director and to recommend an additional independent director to the Company’s board of directors. The Preferred Purchase Agreement also provides that Milestone (or successor holders) will have consent rights with respect to certain operating matters. The shareholders agreement provides limitations on the rights of the principal shareholders to engage in competing businesses in the event that they are no longer employed with the Company and also provides a process for their sale of their shares, including first offering them to the holders of the Preferred Shares and co-sale rights of the holders.

In the event that the outstanding Preferred Shares constitute at least five percent (5%) of the outstanding Common Stock on an as converted and fully-diluted basis, the Company cannot take any of the following actions without the approval of the holders of a majority of the outstanding Preferred Shares: (i) adopt any amendment to the Certificate of Incorporation or By-laws of the Company or the Certificate of Designation that adversely alters the rights or privileges of the Series A Preferred; (ii) authorize or issue any class of shares with powers, rights, preferences or privileges that are senior to or on a parity with the Preferred Shares; (iii) approve or affect any merger, acquisition, consolidation, scheme of arrangement, reclassification of share capital, recapitalization, or any other similar transaction involving the Company or any of its subsidiaries, provided that any of the above actions would require shareholders’ approval; (iv) sell all or substantially all of the assets of the Company or any of its subsidiaries; (v) increase or decrease the authorized number of the board of directors to more than seven (7), except for a further increase as may be required under the listing requirements of a securities exchange; and (vi) pass any resolution or take any steps to have the Company or any of its subsidiaries dissolved, wound up or liquidated.

The holders of the Preferred Shares may require the Company to redeem all or any portion of the outstanding Preferred Shares upon the occurrence of certain events, including:  (i) any change of control of the Company; (ii) a sale of all or substantially all of the assets of the Company or any subsidiary; (iii) any consolidation or merger or acquisition or sale of voting securities of the Company resulting in the holders of the issued and outstanding voting securities of the Company immediately prior to such transaction beneficially owning or controlling less than a majority of the voting securities of the continuing or surviving entity immediately following such transaction; (iv) any tender offer, exchange offer or repurchase offer for any Common Stock; (v) the cessation of listing of the Common Stock on an internationally recognized exchange; (vi) it has been three years since the initial issuance of the Preferred Shares; (vii) Mr. Huitian Tang ceases providing services to the Company or any its subsidiaries by reason of resignation, discharge, death, disability, retirement or otherwise; (viii) the failure to pay dividends or any other amounts due with regard to the Preferred Shares; (ix) failure to deliver Common Stock upon conversion of the Preferred Shares; (x) the breach of any covenant or representation or warranty contained in the Certificate of Designation, the purchase agreement or the related transaction documents; (xi) a default in making payment of any indebtedness of the Company allowing the holder of such indebtedness to cause such indebtedness to become due and payable prior to the stated maturity; (xii) if it becomes unlawful or unenforceable for the Company or certain shareholders (as the case may be) to perform or comply with any of its obligations under the Certificate of Designation, the purchase agreement or any related document; (xiii) the Company or any of its subsidiaries suspend or cease all or a substantial part of its business, or disposes of or threatens to dispose of the whole or a substantial part of its business or assets; (xiv) the bankruptcy or insolvency of the Company or its subsidiaries or the commencement of any action or proceeding relating to the bankruptcy or insolvency of the Company or its subsidiaries; (xv) the company, its subsidiaries or any of its respective management commits or is suspected of committing fraud or a violation of applicable laws; or (xvi) any event that has an adverse material effect on the Company.  The redemption price is an amount expressed as a compounded rate of return from the time of issuance; this rate is 15% or 25% depending upon the event which causes the redemption.

There is no sinking fund with respect to the Preferred Shares.  The Preferred Shares have a preference in liquidation over the Common Stock and are entitled to the greater of their stated value ($3.20 per share as adjusted for stock splits and other subdivisions or combinations) plus accrued and unpaid dividends or their value as Common Stock on a fully converted basis.  The Preferred Shares also have certain information rights with respect to Company information.

The principal agreements with respect to this transaction have been filed as exhibits to our report on Form 8-K describing the transaction and filed with the SEC on January 18, 2011.

Contractual Arrangements with Property Management

We do not hold a 100% direct ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores.  We have entered into contractual arrangements with Property Management pursuant to which the shareholders of Property Management pledged to us their equity interests in BCT Retail and provide us with the ability to effectively control BCT Retail.  The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jing, Chunlin Liu, Wende Wei and Bangfu Wan have an aggregate 67.2% interest in the registered share capital of Property Management, and thus controlled BCT Retail prior to the Proxy Agreement being entered into.  In addition, the directors of Liuzhou BCT are the same as the directors of BCT Retail.  We have been advised by our PRC legal counsel that under PRC corporate law we do not own 100% of BCT Retail.  As a result of the related party control, however, as well as the contractual arrangements meeting the provisions regarding consolidation of entities controlled by contract set forth in FASB ASC 810-10-15-18 through 810-10-15-22, BCT Retail is effectively, although not legally, 100% owned by Liuzhou BCT,  and therefore, BCT Retail has been included in our consolidated group.

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

Shares Pledge Agreement. Under this agreement dated May 3, 2008 and amended on May 19, 2010 among Liuzhou BCT and Property Management, Property Management pledged all of their equity interests in BCT Retail to Liuzhou BCT to guarantee its obligations to repay a loan in the amount of RMB153,000 made from Liuzhou BCT to Property Management. The loan must be repaid by December 31, 2015 and may only be paid by transfer by Property Management of its equity interest in BCT Retail to Liuzhou BCT. During the term of the agreement, Liuzhou BCT has the right to receive any dividends that would have been paid by BCT Retail to Property Management. The May 19, 2010 amendment was made to:  (i) correct the name of Party B from the Shareholders of Property Management to Property Management, (ii) to clarify that the loan could only be paid off by the transfer of Property Management’s interest in BCT Retail to Liuzhou BCT and (iii) to clarify that Liuzhou BCT had the right to any dividends or distributions that BCT Retail would have otherwise made to Property Management during the term of the Share Pledge Agreement.  We intend to extend the agreement prior to its expiration on December 31, 2015.

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

Shares Pledge Agreement. Under this agreement dated March 31, 2009 and amended on May 19, 2010 among Liuzhou BCT and Property Management, Property Management pledged all of its equity interests in BCT Retail to Liuzhou BCT to guarantee its obligations under a loan in the amount of RMB 1.377 million made from Liuzhou BCT to Property Management. The loan was used by Property Management to increase its registered share capital in BCT Retail and to maintain its 51% interest. The loan must be repaid by December 31, 2015 and may only be paid by transfer by Property Management of its equity interest in BCT Retail to Liuzhou BCT. During the term of the agreement, Liuzhou BCT has the right to receive any dividends that would have been paid by BCT Retail to Property Management. The May 19, 2010 amendment was made to:  (i) correct the name of Party B from the Shareholders of Property Management to Property Management, (ii) to clarify that the loan could only be paid off by the transfer of Property Management’s interest in BCT Retail to Liuzhou BCT and (iii) to clarify that Liuzhou BCT had the right to any dividends or distributions that BCT Retail would have otherwise made to Property Management during the term of the Share Pledge Agreement.  We intend to extend the agreement prior to its expiration on December 31, 2015.

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

Proxy Agreement. Under this agreement, dated May 19, 2010 by and between Liuzhou BCT and Property Management, Property Management agreed to grant an irrevocable proxy to Liuzhou BCT to appoint the directors, officers and management of BCT Retail and to vote all shares of capital stock of BCT Retail. The Proxy Agreement was entered into in order to make the contractual relationship between the parties consistent with past practices and understandings between the parties as it relates to the transfer of 51% of the equity interest of China BCT to Property Management in April 2008.   The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jing, Chunlin Liu, Wende Wei and Bangfu Wan have an aggregate 67.2% interest in the registered share capital of Property Management, and thus controlled BCT Retail prior to the Proxy Agreement being entered into.

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

Pharmaceutical distribution is our principal business. We conduct our wholesale business through Liuzhou BCT by purchasing pharmaceutical products from suppliers and then distributing them to our wholesale customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals. Our pharmaceutical distribution business is focused on the market of Guangxi province, which includes major cities such as Nanning, Liuzhou and Guilin and which has a population of approximately 50 million people. We operate a large regional wholesale network in Guangxi Province supported by strategically placed warehouse facilities. For the year ended December 31, 2011, revenue generated from our pharmaceutical distribution segment was $190.7 million, or 74.0% of our total revenues for the year.

We distribute over 8,000 products from nearly 4,000 suppliers through our wholesale distribution in compliance with PRC regulations. Hefeng Pharmaceutical which is one of our wholly-owned subsidiaries is also one of our suppliers. In 2011, revenue derived from the distribution of third-party products constituted 99.99% of our pharmaceutical distribution segment revenue. The terms of our distribution agreements vary between supplier and vary in terms of payment period, arrangement of delivery, pricing and quality requirements. The general payment terms vary from advance deposit, to cash on delivery, to payment ranging from one month to six months from delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check. The delivery is either to our warehouse, railway station, or prescribed destination within Liuzhou City. The quality of drugs supplied is in accordance with the prescribed national standard requirement. Our top 10 suppliers in our pharmaceutical distribution segment accounted for 28% of our purchases in 2011.

PRC rules and regulations require most public hospitals and healthcare institutions to purchase medicines from pharmaceutical distributors through a centralized tendering process, which includes the implementation of government-mandated price controls. The manufacturers of provincial catalog medicines that are on the hospitals’ formularies are invited to bid and participate in the centralized tendering process, which they must do directly. The bidding process covers multiple categories of medicines used by the hospitals. A duly organized committee of pharmaceutical and clinical medical experts is responsible for bid evaluations. Selection is based on a number of factors, including bid price, quality, clinical effectiveness, and manufacturer’s reputation and service. The supply of a particular type of medicine is generally made on a non-exclusive basis by multiple manufacturers and distributors. We typically advise and assist pharmaceutical manufacturers in the hospital tendering process and distribute products of pharmaceutical manufacturers upon purchase orders being made by the hospitals after the bidding process.

The Guangxi centralized-online tendering system was started in 2006, and in 2009 the tendering started to be applied also under the New Rural Co-operative Health Insurance Plan. At the first tendering in 2009 we were awarded distribution rights for six counties and townships under the New Rural Co-operative Health Insurance Plan, including Yizhou, Lipu, Gongchen, Luzhai Laibin and Heshan, and were selected as one of two exclusive distributors for these territories.

Liuzhou BCT’s GSP Certificate, which is a certification that drugstores in China are required to obtain was issued on September 18, 2009 and will expire on September 17, 2013, subject to renewal for an additional five-year term.

●	Retail Pharmacy

Established in 2001, BCT Retail operates  a large regional retail network in Guangxi province, consisting of 194 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.”  BCT Retail’s GSP Certificate was issued on February 18, 2009 and will expire on February 17, 2014, subject to renewal for an additional five-year term. Our retail stores provide convenient, high quality and professional pharmaceutical services, and supply a wide variety of medicines, including western medicine, TCM, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and seasonal medicine. For the year ended December 31, 2011, revenue generated from our retail pharmacy segment was $53.3 million, or 20.7% of our revenues for the year.

Among the 194 stores, there are 21 stores that are medi-care qualified stores, where customers are able to make their purchase either by cash or by using their medi-care insurance card for payment. With respect to medi-care insurance card payments, we issue an invoice to the national medi-care for reimbursement for those drugs included under the medi-care insurance catalogue.  Only medi-care card payments from these 21 stores are entitled to reimbursement. The medi-care insurance catalogue used are provincial-based and developed and based on the national insurance catalogue. The medi-care insurance program is also known as National Medical Insurance Program.

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

As for the New Rural Cooperative Medicare Plan, the participants in the scheme are people living in rural areas. The program also has individual accounts in which more subsidies are contributed by the provincial government and no employers are involved. It resembles the schemes under the National Medical Insurance Program in which people consume and reimburse the drugs by their individual account. The transaction is not recorded by a card; we instead login their account under the system of the New Rural Cooperative plan to check their balance to ensure that the limit of the account has not been reached.. Unlike National Medical Insurance Program, the eligible person is entitled to consume the drugs under the list of Basic Drugs Catalogue rather than the Tier A and Tier B catalogue.

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

Hefeng Pharmaceutical’s best-selling products include:

●	Levodopa is used to treat the stiffness, tremors, spasms, and poor muscle control of Parkinson’s disease.;

●	Tabellae Sarcandrae, a TCM protected drug, has similar anti-inflammatory and antibacterial effects as antibiotics in Western medicine;

●	Rotandine Sulfate is a non-prescription analgesic drug. Used for headaches, menstrual pain, and aiding sleep;

●	Corydalis Saxicola Bunting (Yanghuanglian) has been demonstrated to possess many pharmacological activities, including antibacterial, antiviral and anticancer activities; and

●	Ethacridine Lactate Injection is used for second trimester pregnancy termination from week 12-26 at hospitals.

In addition, Hefeng Pharmaceutical collaborates with several renowned medical research universities in China to continuously improve its raw material abstraction efficiency and production process, and to develop alternative formulas for existing drugs. For the year ended December 31, 2011, revenue generated from our manufacturing segment was $13.6 million, or 5.3% of our total revenues for the year.

Hefeng Pharmaceutical’s GMP Certificate was issued on July 14, 2009 and will expire on July 13, 2014, and its GMP Certificate for Small Volume Parental Solution was issued on July 10, 2006 and was originally supposed to expire on July 9, 2011, but the expiration date was extended until December 31, 2013; both certificates are subject to renewal of an additional five-year term. The renewal process requires us to apply through the State Food and Drug Administration and furnish an application form together with relevant supporting documents, such as our product license, business registration certificate, a summary of our management over drugs manufacturing, a self quality control report, an organization chart, education graphic data, a floor plan, assembly line, production flow and control points, inspection detail over key processes and a list of products produced. The Food and Drugs Administration will consider and issue the notice of acceptance upon the formality check and then carry out inspection on our technical know-how. Thereafter, GMP inspection unit will undertake an on-site inspection and issue an on-site inspection report in compliance with the GMP inspection standards. The State Food and Drug Administration then reviews the on-site inspection report and announces the result of inspection to us. The State Food and Drug Administration will issue the GMP certificate renewal if the reports are satisfactory.

The following table sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the year ended December 31, 2011 and 2010. For the year ended December 31, 2011, we had approximately $39.8 million of inter-segment revenue, which includes approximately $38.6 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $1.2 million in sales from our manufacturing segment to our pharmaceutical distribution pharmacy segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Year ended December 31,
	2011		2010
	’000	% of total sales revenue	’000	% of total sales revenue
External Segment revenue
Pharmaceutical distribution	$190,663	74.0	$145,390	72.4
Retail pharmacy	53,266	20.7	44,594	22.2
Manufacturing pharmacy	13,558	5.3	10,829	5.4
	$257,487	100.0	$200,813	100.0
Inter-segment revenue	$39,824	-	$31,012	-

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

3. Rotandine
This product is non-prescription analgesic drug. Used for headaches, menstrual pain, and aiding sleep.

4. Corydalis Saxicola Bunting (Yanhuanglian)

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

5. Ethacridine Lactate Injection
This family planning drug is very popular in China; it’s used for second trimester pregnancy termination from week 12-26 at hospitals. We are one of three licensed producers in China.

Products and services offered by BCT Retail

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

Our wholesale business provides BCT Retail with the majority of the pharmaceutical products sold in our retail drugstores. Approximately 95% of the packaged Western medicine and TCM, 100% of the Chinese Herbal Medicine and 100% of the family planning products are supplied by our wholesale business.

Besides providing procurement to our retail business, the majority of the sales revenue of our wholesale business arises from supplying pharmaceutical products to hospitals, clinics and healthcare centers at provincial, city, county and district levels. In addition, our wholesale business also exchanges our products with other wholesale networks to obtain products that we do not carry. Further, our wholesale business also distributes our products to other retail networks.

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

As a major portion of sales from our pharmaceutical distribution segment are derived from hospitals, the increase in coverage of social medical insurance and the roll-out of the New Rural Cooperative Medicare Plan has increased the demand for drugs, including those we distribute, by hospitals as more patients visit hospitals for treatment, knowing that the  costs related to the treatment will be reimbursed under the social medical insurance plan.  In addition, we also believe that our retail business segment will benefit if the social medical insurance plan covers a larger population base.

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

Because we operate in Guangxi Province, which has a large number of small cities and rural areas, we believe that the New Rural Insurance will have a positive impact on the demand for our products in all of our segments.

●	PRC Healthcare Reform Plan

In September 2008, the State Council published a draft plan to ease the difficulties and minimize the costs for PRC citizens to obtain proper healthcare treatment. On March 17, 2009, the PRC Government issued the Opinion on Deepening the Healthcare System Reform (the “Opinion”). The State Council subsequently released the Notice on Important Implementing Plans for the Healthcare System Reform 2009-2011 (the “Implementing Plan”). The goal of the healthcare reform plan is to establish a basic, universal healthcare framework to provide Chinese citizens with safe, efficient, convenient and affordable healthcare. The Opinion calls for healthcare reform to be carried out in two steps:

●
Step One aims to increase the accessibility while reducing the cost of healthcare. During this phase, the PRC Government will build up a network of basic healthcare facilities, expand coverage of the public medical insurance system to cover 90% or more of the population, and reform the drug supply and public hospital system.

●
Step Two, which we expect to take place between 2012 and 2020, envisions the establishment of a universal healthcare system. The entire population should be covered by public medical insurance; drugs and medical services should be accessible and affordable to citizens in all public healthcare facilities.

While the PRC Government has neither provided a concrete timetable nor steps to implement certain tasks, such as the public hospital reform, it has released execution guidance for other tasks. Most notably, the PRC Government announced it would spend an additional approximately RMB 850 billion, or $125 billion from 2009 to 2011 on the healthcare industry. A significant portion was to be expended to establish a basic healthcare medical insurance regime, which was expected to cover over 90% of the national population by the end of 2011, mainly through the Urban Worker Program, Urban Resident Program and the New Rural Insurance Scheme. The PRC Government further announced that the annual subsidy for each participant will be increased from approximately RMB 40, or $5.90 to approximately RMB 120, or $17.60 for Urban Resident Program participants, and from approximately RMB 80, or $11.76 to approximately RMB120 or $17.60 for New Rural Insurance Scheme participants, starting from 2010. The reform plan will also raise the cap on claim payments from four times the local average annual income to six times such income. Another significant part of the spending plan focuses on healthcare facilities. The PRC Government originally planned 29,000 new rural clinics in 2009. From 2010 to 2012, the PRC government plans to build an additional 5,000 rural clinics, 2,000 county-level hospitals and 2,400 urban community clinics in under-developed areas. This substantial increase in healthcare spending is expected to expedite the growth of the healthcare industry in China.

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

The growth profile of Guangxi province is based on the following three factors:

●
According to data published by the National Bureau of Statistics, Guangxi Province’s GDP was RMB957 billion ($152 billion) in 2010.  GDP per capita in Guangxi Province was RMB20,759 ($3,295) in 2010 as compared with GDP per capita between RMB39,906 ($6,334) to RMB74,538 ($11,831) in the coastal regions (such as, Fujian Province ($6,334), Guangdong Province ($6,995), Jiangsu Province ($8,356), Shandong Province ($6,485), Shanghai ($11,831), and Zhejiang Province ($8,079)).  In 2010 Guangxi Province’s GDP growth rate was 14.2% as compared to an average GDP growth rate of 10.62% in the coastal regions in 2010.  In 2010 Guangxi Province had a population of 46.10 million. In 2010 the population nature growth rate of Guangxi Province was 8.65 ‰ as compared with a population nature growth rate averaged at 4.67 ‰ in the coastal regions.  (See http://www.stats.gov.cn/tjsj/ndsj/2011/indexce.htm).

●
The World Bank projected that the inflation rate in China in 2011 should moderate after having risen in March 2011 (World Bank “China Quarterly Update” from April 27, 2011)
(See http://www-wds.worldbank.org/external/default/WDSContentServer/WDSP/IB/2011/04/29/000356161_20110429003758/Rendered/PDF/614000Replacem1Quarterly1April12011.pdf); and

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

Our production plant maintains Good Manufacturing Practice (“GMP”) certification authorized by the national accreditation bodies of the PRC.  A GMP-certified facility operates under the GMP parameters prescribed by the institution granting such certification. GMP parameters are operating standards that are formed to ensure product quality, by regulating the manufacturing space, the storage warehouse for raw materials and finished products, and laboratory areas of the production facility. Hefeng Pharmaceutical operates our production line and holds a general GMP Certificate that was issued on July 14, 2009 and will expire on July 13, 2014, and also holds a GMP Certificate for Small Volume Parental Solution that was issued on July 10, 2006 and was originally supposed to expire on July 9, 2011, but the expiration date was extended until December 31, 2013. The GMP Certificates cover all products that we manufacture, as well as some products that we do not presently manufacture. Both GMP Certificates will be subject to renewal for an additional five-year term.

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

The following table lists the primary competitors for our best selling products produced by Hefeng Pharmaceutical:
Our Product	Competitor’s Product - Company
Levodopa	Guangxi Napo Pharmaceutical Co. Ltd Guangxi Lingyun Pharmaceutical Co. Ltd

Tabellae Sarcandrae	Shanghai Xingcheng Jiahua Pharmaceutical Co. Ltd Jiangxi Tianshi Chinese Medicine Co. Lt Zhejiang Guojing Pharmaceutical Co. Ltd
These companies rely solely on their in-house sales force. We believe that our wholesale network enables us to gain market share more quickly.
Rotandine Sulfate Injection	Guangdong Boluo Xianfeng Pharmaceutical Group Ltd Guangxi Nanning Baihui Pharmaceutical Group Ltd

Corydalis Saxicola Bunting (Yanhuanglian)	Haimingwe Interferon - Qindao Haier Pharmaceutical Handadang - Lianyungang Shentiantang Pharmaceutical Group Tianqing Fuxing Marine and Glucose Injection - Jiangsu Chia-tai Tiangqing Pharmaceutical
We are the only manufacturer of our Yanhuanglian product. These competitors produce alternative products.
Ethacridine Lactate Injection	Jiangsu Tianmiao Disainuo Pharmaceutical Co. Ltd Qinghai Pharmaceutical Manufacturing Co. Ltd
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

Strong Research and Development Capability

Our research and development department relies upon a research institute jointly formed by us and several renowned Chinese medicine universities, including China Medicine University located in Nanjing China, which focuses on utilizing Guangxi’s natural herbal medicine resources to produce drugs that meet the demand of the Chinese domestic market. Currently we pay for such research and development on a project by project basis, which helps us to reduce costs related to an in-house research and development team and to have access to the latest advances in this area. In 2010 and 2011 we did not spend any amount on research and development.

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

Extensive Wholesale and Retail Distribution Network and Medi-Care Qualified Stores

We operate wholesale and retail distribution networks covering major cities, townships, and counties of Guangxi province. Our wholesale network offers more than 8,000 pharmaceutical products to our clients. Further, BCT Retail offers more than 3,200 pharmaceutical products in 194 retail stores, holding the leading market position in many major cities of Guangxi province. Among the 194 stores, 21 stores are covered by a medi-care insurance plan for citizens and employees. We’ve also signed an MOU with local authorities to be authorized to open 30 retail stores under the New Rural Cooperative Health Issuance Plan.

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

Growth Strategy

Refining Retail and Expanding Sales Networks Targeting the Second and Third Tier Cities and Rural Markets

We believe that refining and expanding our existing retail networks in desirable geographic markets is essential to our competitiveness and our ability to increase our profitability. Due to constraints of resources (e.g. lack of registered pharmacists and medi-care qualifications), we are attempting to consolidate our existing retail networks and resources to transform our retail pharmacy chain into a retail chain of larger pharmacy stores with built-in TCM clinics.  With larger in-store floor space, we are able to provide more varieties of products within the larger store areas and free medical consultations also guide customers to more sales of our TCM drugs.

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

Employees

As of March 31, 2012, we had 1,559 full-time employees and no part-time employees.

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

Across all of our pharmaceutical, distributing and manufacturing segments the numbers of days during which our receivables are outstanding has increased significantly from 2009 to 2011.  In the pharmaceutical distribution segment we are obtaining a greater percentage of revenue from hospitals and community health  centers who traditionally have a slower payment cycle.  In our manufacturing segment, we have also experienced an increase in the days during which our receivables are outstanding, because we have extended more generous credit terms to certain of our customers based upon their history with us and in view of the overall financial crisis.  If this slower time to collection should result in an inability to collect a greater percentage of our receivables than previously, the result would be a decrease in the cash available to fund our operations as well as an increase in reserves for receivables which would reduce their value on our balance sheet.

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

WE CANNOT ASSURE YOU THAT OUR COMMON STOCK WILL BECOME LIQUID OR THAT IT WILL BE LISTED ON A SECURITIES EXCHANGE.

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

After taking into account the sale of the Preferred Shares, Ms. Zhang controls approximately 41.3% of the total voting rights of our capital stock on a fully-diluted basis and the holders of the Preferred Shares have approximately 17.23% of the voting rights of our capital stock on a fully-diluted basis, so that together these parties control a majority of the voting rights. This could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

BCT Retail

The principal executive offices of BCT Retail are located at No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, PRC. The office space that BCT Retail is using is owned by Liuzhou BCT.  BCT Retail has used the office space free of charge and without any lease agreement.  BCT Retail currently operates 194 retail chain stores. Most of the chain stores managed by BCT Retail are located in  the following towns, counties and municipal cities: Liuzhou City, Ronghui County, Sangjiang County, Liujiang County, Nandan County, Yongfu County, Bama County, Binyang County, Yongan County, Laibin City, Zhaoping Country and Rongan County.

BCT Retail's retail chain stores range in size from 40 square meters to 300 square meters. Except for three retail stores which are owned by Liuzhou BCT and used by BCT Retail free of charge and without any lease agreement, all other chain stores are leased. The monthly rents of the chain stores range from approximately $150.00 to $4,500.00, and most of the leases have a three year term. All the lease agreements have similar terms and provisions.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCBB under the trading symbol “CNBI.OB”. Prior to March 3, 2010, our common stock was not traded on the OCTBB.

The following table sets forth the high and low bid information for our common stock for the period from January 1, 2010 through December 31, 2011. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

Common Stock
	High	Low
First quarter 2010 (commencing on March 3, 2010)*	$3.00	$2.60
Second quarter 2010	$4.23	$3.05
Third quarter 2010	$4.00	$2.71
Fourth quarter 2010	$3.31	$2.44
First quarter 2011	$2.95	$1.70
Second quarter 2011	$2.61	$1.25
Third quarter 2011	$2.45	$1.50
Fourth quarter 2011	$2.40	$1.01

*Trading commenced on March 3, 2010.

As of March 30, 2012, there were 126 holders of record of our common stock.

Dividends

During the fiscal years ended December 31, 2008 and 2007, Liuzhou BCT declared and paid to its original shareholders cash dividends in the aggregate amount of $6,940,000 and $2,044,056, respectively. No dividend was paid in 2009, 2010 or 2011.

The declaration or payment of any future cash dividend will be at the discretion of the Board and will depend upon the earnings (if any), capital requirements and financial position of the company, general economic conditions, and other pertinent factors.  It is our present intention not to declare or pay any cash dividends in the foreseeable future, but rather to reinvest earnings (if any), in our business operations.  Pursuant to the Preferred Purchase Agreement with Milestone, we must obtain Milestone’s prior consent to the declaration of any dividends with respect to our common stock for so long as Milestone owns 5% of the Preferred Shares issued pursuant to the Preferred Purchase Agreement.

Securities authorized for issuance under equity compensation plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	3,215,000	$2.69	2,726,167.5
Total	3,215,000	$2.69	2,726,167.5

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

Business Review

We are engaged in pharmaceutical distribution, retail pharmacy and manufacture of pharmaceuticals through our two subsidiaries Liuzhou BCT and Hefeng Pharmaceutical, and BCT Retail, a retail company that we control through a series of contractual arrangements, each of which is located in Guangxi Province, China.

We have integrated operations in the following three business segments.

Pharmaceutical Distribution Segment:

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instrument from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for the other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the year ended December 31, 2011, our pharmaceutical distribution segment accounted for approximately 74.0% of our total revenue after elimination of inter-segment sales.

Revenue derived from Chinese herbal medicine, family planning products, medical instruments, packaged Chinese medicine drugs, and packaged Western medicine drugs constituted 1.4%, 0.1%, 0.1%, 46.9%, and 51.5% of our pharmaceutical distribution segment’s total revenue in 2011, respectively. The terms of our distribution agreements vary between supplies and vary in terms of payment period, arrangement of delivery, pricing and quality requirements. The general payment period terms vary from advance deposit, to cash on delivery, and to payment ranging from one month to six months from the date of delivery, and the payment can be settled by means of bank collection, remittance, bills payable, and postal check. Our top 10 suppliers in our pharmaceutical distribution segment accounted for 28% of our purchases in 2011.

Retail Pharmacy Segment:

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 194 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂.” Our retail stores provide convenient, high-quality, and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical products and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan. There is no difference in the sales price of our products in our medi-care qualified stores between cash and medi-card payment.  Prior to July 2009, co-payment was collected with respect to certain payments by medi-card.  Since July 2009, due to a change in the national insurance plan, no co-payments are required under the national insurance plan.  For the year ended December 31, 2011, our retail pharmacy segment accounted for approximately 20.7% of our total revenue after elimination of the inter-segment sales.

The following table sets forth the breakdown of accounts receivable for our retail pharmacy segment as of December 31, 2011 and 2010:

(in thousands)	As of December 31,
	2011	2010
Payor
National Program	$609	$349

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

Manufacturing Segment:

The manufacturing facility located in Donglan District, Guangxi province is on approximately 40,000 square meters of land of which we own the use rights. Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.   For the year ended December 31, 2011 our manufacturing segment accounted for approximately 5.3% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

We expect to focus on obtaining more contracts for the distribution side of our business. As the centralized bidding for the 2011 contract closed in the second quarter of 2011, so far, to our best knowledge, we have won 2,000-3,000 more product distribution rights with regard to our hospital and clinic clients, which represents approximately a 50% increase compared to our product distribution rights in 2010.  In addition, we hope to increase the number of bids awarded to us for counties and cities under the New Rural Cooperate Medicare from the 6 counties and cities that were awarded to us in last year’s bidding to 22 counties, cities and regions.

We continue to focus on rapidly growing our retail pharmacy networks by refining and expanding our existing retail networks in selected markets. We have been consolidating our existing pharmacy stores into larger stores with built-in TCM clinics; we are targeting to have about 4 to 5 such stores built for each larger city and at least one such store built for each county in Guangxi. We have been exploring new and more profitable business models in the retail segment to boost same store sales and increase gross margin as we have experienced increasingly intensified competition from small neighborhood drug stores. In addition, we have also come to recognize limitations of resources (e.g. lack of registered pharmacist, medi-care qualification, quality staff and administrative efforts), which limits our ability to increase the number of stores.  We re-decorated and opened our first 3,000 square feet pharmacy stores with built-in TCM clinics in December 2011 where we provide around 5,400 type of products (including drugs, medical instruments, foods, convenience goods and personal care products, etc). Within these pharmacy stores we built at least 3 consultation rooms for TCM doctors to provide free consultations to increase in-store TCM sales and attract more in-store traffic. We re-opened the first drug store with built-in TCM clinic in December 2011, the second such store in March 2012 and we expect to open another 3 to 4 such stores in April 2012. In addition, we have been undergoing a process of applying for a license to supply a chain of National Medicine House facilities; these facilities are in size between community hospitals and clinics. With that license we will be able to provide a wide range of medical services at such locations (but not including injections).

We intend to expend a total of RMB 75 million, or approximately $12 million for the re-decorating and re-opening of 20 to30 larger TCM clinic built-in chain stores by the end of 2012. We will put priority focus on quality rather than quantity of the stores that we are going to operate. In addition, we may invest in a location for a logistics center, but wait to build the center until our group revenue reaches $500 million, to achieve economy of scale. We intend to finance the above capital investment either from our own sources of funds or through increased debt facilities with banks.

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

RESULTS OF OPERATIONS

The following table sets forth the key components of our results of operations for the periods indicated.

	Year ended December 31,
	2011		2010
	’000	% of total sales	’000	% of total sales
Sales revenue	$257,487	100.0	$200,813	100.0
Cost of sales	195,670	76.0	151,988	75.7
Gross profit	61,817	24.0	48,825	24.3
Operating expenses
Administrative expenses	12,407	4.8	8,097	4.0
Selling expenses	7,210	2.8	5,350	2.7
Total operating expenses	19,617	7.6	13,447	6.7

Income from operations	42,200	16.4	35,378	17.6

Non-operating income (expense)
Interest income	60	-	11	-
Other income	159	0.1	169	0.1
Change in fair value of warrant liabilities	1,082	0.4	582	0.3
Other expenses	(503)	(0.2)	(463)	(0.2)
Finance costs	(892)	(0.3)	(878)	(0.4)
Exchange income (loss)	121	-	(24)	-
Total non-operating income (expense)	27	-	(603)	(0.3)

Income before income taxes	42,227	16.4	34,775	17.3
Income taxes	(11,036)	(4.3)	(9,086)	(4.5)
Net income	31,191	12.1	25,689	12.8
Other comprehensive income
Foreign currency translation adjustments	4,481	1.7	2,317	1.2
Total comprehensive income	$35,672	13.9	$28,006	13.9

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the years ended December 31, 2011 and December 31, 2010.  For the year ended December 31, 2011, we had approximately $39.8 million of inter-segment revenue, which includes approximately $38.6 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $1.2million in sales from our manufacturing pharmacy segment to our distribution pharmacy segment.  External segment revenue refers to segment revenue after inter-segment elimination.

	Year ended December 31,
	2011		2010
	’000	% of total sales revenue	’000	% of total sales revenue
External Segment revenue
Pharmaceutical distribution	$190,663	74.0	$145,390	72.4
Retail pharmacy	53,266	20.7	44,594	22.2
Manufacturing	13,558	5.3	10,829	5.4
	$257,487	100.0	$200,813	100.0
Inter-segment revenue	$39,824		$31,012

Sales Revenue

During the year ended December 31, 2011, we had sales revenue of $257.5 million, as compared to sales revenue of $200.8 million during the year ended December 31, 2010, an increase of $56.7 million or approximately 28.2%. This increase was mainly attributable to an increase in sales revenue of $45.3 million from our pharmaceutical distribution operations. Sales revenue derived from our pharmaceutical distribution segment amounted to $190.7 million, which accounted for 74.0% of our total sales revenue. In addition, the respective increase of $8.7 million and $2.7 million of our retail and manufacturing segments also contributed to the increase in the sales revenue during the period.

Pharmaceutical Distribution Segment

We derive the majority of our revenue from our pharmaceutical distribution segment. We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, Western and TCM, as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Year ended December 31
	2011		2010
	‘000	% of sales	‘000	% of sales
Hospitals	$124,715	65.4	$100,706	69.3
Other drug stores	29,613	15.5	8,459	5.8
Clinics and health care centre	19,529	10.3	21,793	15.0
Distributors and others	16,806	8.8	14,432	9.9
Total	$190,663	100.0	$145,390	100.0

Revenue from our pharmaceutical distribution segment increased by 31.1% from $145.4 million for the year ended December 31, 2010 to $190.7 million for the year ended December 31, 2011. The increase was the result of increase of volume of sales by approximately $46.6million after offset resulting from the reduction in price levels by approximately $1.3 million. The price change was mainly attributed to the change of price levels paid by hospitals as a result of PRC Government-mandated collective tender process. Further, there were price reductions offerered to the drug stores. The increase in sales revenue from our pharmaceutical distribution segment was due primarily to the increase of $24.0 million in sales to hospitals and $21.2 million in sales to the other drug stores. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which, in turn, was attributable to the increase in coverage by the national insurance plan. Further, we have entered into separate distribution agreements with six government-owned hospitals since the third quarter of 2010; our share of  purchases granted by these large hospitals  has been increased with these new agreements. The increase in sales to other drug stores was the result of the increase in the quantity and range of products to the existing and new stores in the county area and the price reduction offered to these stores. We are able to offer the price reduction as we deal more directly with the pharmaceutical manufacturers rather than with the distributors allowing us to acquire the drugs at a lower price.  Further we offer a variety of drugs to the stores to meet the needs of these stores more fully. There was a slight reduction in the sales derived from the health care centres, due to the changes in the townships’ distribution plan from the Basic Drugs Catalogue Plan, which only became effective after the third quarter of 2011.  We believe we are only at the early stages of developing this market.  Under this new plan, we now have distribution rights to 22 townships compared to the 6 that we previously had.

Retail Pharmacy Segment

Revenue from our retail pharmacy segment increased by $9 million from $44.6 million for the year ended December 31, 2010 to 53.6 million for the year ended December 31, 2011. The increase was the result of the reduction in average price level by $1.8 million and an increase in sales volume by approximately$7.2 million. The price change was the result of the increase of cost of merchandise and in the price level of the national insurance catalogue which our retail prices are sold by reference to. The slight increase in our retail prices was the result of the adjustment of our selling prices in accordance with the market and our cost of merchandise. The increase in sales volume was primarily attributed to the sales which resulted from the opening of 27 stores during the period. In addition, revenues derived from 38 stores which were opened since the second half of 2011 also contributed to the growth of the sales. Further, we offer free Chinese medical counseling services and we have developed a membership card program, which also drove the sales revenue increase.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each year:

	Year ended December 31,
	2011	2010
	‘000	‘000
Existing stores (1)	$49,390	$33,191
New stores (2)	3,876	11,403
Total (include closed stores)	$53,266	$44,594

No. of stores	194	170

(1) Includes sales derived from the stores which were closed during the fiscal period ended 2011. 14 store were closed during the fiscal period ended 2011 and the sales derived from this said period were $1.73 million, while corresponding sales for the period ended 2010 were $2.18 million approximately.

(2) Represents the 27 stores opened during the year ended December 31, 2011.

Manufacturing Segment

Revenue from our manufacturing pharmacy segment increased by $2.8 from $10.8 million for the year ended December 31, 2010 to $13.6 million for the year ended December 31, 2011. The increase was attributed to the change in volume of sales and not affected by price factors.

Cost of Sales

Cost of sales was $195.7  million for the year ended December 31, 2011 as compared to $152.0 million for the year ended December 31, 2010. Our cost of sales consists of the cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs. The increase was primarily due to an increase in the costs of purchasing merchandise following the increase in our revenue.

Gross Profit

Gross profit was $61.8 million for the year ended December 31, 2011 as compared to $48.8 million for the year ended December 31, 2010, representing an increase of $13.0 million or approximately 26.6%. The gross profit margin was 24.0% and 24.3% for the years ended December 31, 2011 and December 31, 2010, respectively. The gross profit margin was relatively stable; we maintain the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers. For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process. For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. The slight decrease in profit margin was mainly attributed to the increase in the portion of sales derived from our distribution segment which has lower profit margin than the other segment.

Pharmaceutical Distribution Segment

The gross profit margin for our pharmaceutical distribution segment was approximately 18.6% and 19.4% for the year ended December 31, 2011 and 2010, respectively. The cost of sales includes only the cost of merchandise and the slight reduction was due to an increase of the portion of sales to other retail stores in which those sales had a lower gross profit margin than sales to hospital customers.

Retail Pharmacy Segment

The gross margin for our retail pharmacy segment was approximately 33.4% and 31.1% for the years ended December 31, 2011 and 2010, respectively.   The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise. The slight increase in gross profit margin wasattributable to the sales of higher profit margin products.

Manufacturing Segment

The gross profit margin for our manufacturing segment was approximately 62.7% and 63.0% for the years ended December 31, 2011 and 2010, respectively.  The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and miscellaneous costs.  There was no material price change for the cost of sales and our prices, and the gross profit was stable for each of our products manufactured.
Selling and Administrative Expenses

Selling and administrative expenses totaled $19.6 million for the year ended December 31, 2011, as compared to $13.4 million for the year ended December 31, 2010, representing an increase of $6.2 million or approximately 46.3%.

Selling Expenses

Selling expenses increased by 33.3% from $5.4 million for the year ended December 31, 2010 to $7.2 million for the year ended December 31, 2011. The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare, commission and transportation costs in connection with our increased sales and marketing activities. The percentage of our selling expenses to our total revenue was relatively stable and was 2.8% and 2.7% for the years ended December 31, 2011 and 2010, respectively.

Pharmaceutical Distribution Segment

The selling expenses of our pharmaceutical distribution segment increased by 26.1% from $2.3 million for the year ended December 31, 2010 to $2.9 million for the year ended December 31, 2011. The increase was primarily due to the increase in our transportation and loading charges by $0.5 million in connection with our increase in sales volume.

Retail Pharmacy Segment

The selling expenses of our retail pharmaceutical distribution segment increased by 52.2% from $2.3 million for the year ended December 31, 2010 to $3.5 million for the year ended December 31, 2011. The increase was primarily due to the increase in our salaries and staff welfare to retail staff by $1.1 million in connection with our increase in the number of staff upon the opening of 27 stores and those acquired during last fiscal year 2010. Further, the increase in average wages also attributed to the increase.

Manufacturing Segment

The selling expenses of our manufacturing segment increased by 14.3% from $0.7 million for the year ended December 31, 2010 to $0.8 million for the year ended December 31, 2011. The increase was primarily due to the increase in commission paid to regional sales representatives by $0.1 million upon the increase in sales.

Administrative Expenses

Administrative expenses increased by 53.1% from $8.1 million for the year ended December 31, 2010 to $12.4 million for the year ended December 31, 2011. The increase in administrative expenses for the year ended December 31, 2011 was primarily due to an increase in management staff cost and legal and consultancy fees and expenses in connection with public company compliance and SEC requirements by $1.2 million and the increase of share based compensation of $0.4 million. In addition, there was an increase in rental expenditures resulting from the opening of new stores and the amortization of the post-acquisition costs of stores, which was approximately $0.5 million and $0.8 million respectively. The increase was further attributed to the increase in provision for doubtful debts by $0.5 million. The percentage of our administrative expenses to our total revenue increased from 4.0% in 2010 to 4.8% in 2011.

Pharmaceutical Distribution Segment

The administrative expenses of our pharmaceutical distribution segment increased by 33.3% from $3.6 million for the year ended December 31, 2010 to $4.8 million for the year ended December 31, 2011. The increase was primarily due to the increase in our provision for doubtful debts by $0.5 million upon the increase in the size of accounts receivables. Further, there was an increase in professional fees by $0.2 million, entertainment expenses by $0.1 million, repair expenses by $0.1 million. In addition, salaries, post-employment benefits to our staff also increased by $0.1 million upon the expansion of our business and the salary increment in line with the inflation in PRC.

Retail Pharmacy Segment

The administrative expenses of our retail pharmaceutical distribution segment were increased by 141.7 % from $1.2 million for the year ended December 31, 2010 to $2.9 million for the year ended December 31, 2011. The increase was primarily due to amortization of the post-acquisition expenses by $0.8 million in respect of stores acquisitions which took place in our previous fiscal year. In addition, there was an increase in rental charges by $0.5 million upon the increase in the number of new stores opened during the year and those acquired during our last fiscal year. Further, the increase was impacted by the disposal of fixed assets of $0.2 million resulting from store closings.

Manufacturing Segment

The administrative expenses of our manufacturing segment were $0.6 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively and there were no material changes during the fiscal years.

Change in Fair Value of Warrants

For the year ended December 31, 2011, we incurred a non-cash gain of $1.1 million, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before Income Tax

As a result of the foregoing, our income before income tax increased by 21.3% to $42.2 million for the year ended December 31, 2011 compared to $34.8 million for the same period in 2010. The percentage of our income before income tax to total revenue decreased slightly from 17.3% in 2010 to 16.4% in 2011 and was mainly attributed to the increase in our staff costs related to expanding our business as well as the incurrence of costs in compliance as a result of being a public company. Further there is the occurrence of charges related to the change in fair value of warrants and share based compensation.

Pharmaceutical Distribution Segment

Our income before income tax from distribution operations increased by 24.6% from $23.2 million for the year ended December 31, 2010, to $28.9 million for the year ended December 31, 2011. The profit margin decreased to 15.2% from 16.4%, for the reasons explained above.

Retail Pharmacy Segment

Our income before income tax from the retail pharmacy segment increased by 6.7% from $8.9 million, for the year ended December 31, 2010, to $9.5 million, for the year ended December 31, 2011. The profit margin decreased to 17.8% from 19.9%. The reduction in profit margin is due to the incurrence of the post-acquisition expenses for the acquisition of stores.

Manufacturing Segment

Our income before income tax from manufacturing pharmacy segment operations increased by 29.6% from $5.4 million for the year ended December 31, 2010 to $7.0 million for the year ended December 31, 2011. The profit margin increased to 51.8% from 49.9%.

Net Income

As a result of the above factors, we had net income of $31.2 million for the year ended December 31, 2011 as compared to $25.7 million for the year ended December 31, 2010, representing an increase of $5.5 million or approximately 21.4%.  For the year ended December 31, 2011, our net income was impacted by a non-cash gain of $1.1 million as a result of change of fair value of warrant liabilities and non-cash expenses from share-based compensation of $1.6 million.  Excluding this $0.5 million net of non-cash charges, our net income for the year ended December 31, 2011 would have been $31.7 million, representing an increase of 19.6% from the same period in 2010.

Earnings per Share

For the fiscal year ended December 31, 2011, our basic earnings per share was $0.72, representing an increase of 7.5%, compared to the same period in 2010. For the year ended December 31, 2010, our basic earnings per share was $0.67.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund operations, acquisitions, and expansion. In addition to cash on hand, our primary sources of funds for liquidity during 2011 consisted of cash generated from operations and proceeds received from placement of preferred stock. As of December 31, 2011, $9.0 million of our bank indebtedness was due within one year and $0.2 million was due beyond one year.  During the year ended December 31, 2011 we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted Cash and Cash equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of December 31, 2011 and December 31, 2010, our restricted cash was approximately $1.1 million and $1.3 million respectively.  As of December 31, 2011 and 2010 we had cash of $31.5 million and $20.2 million, respectively, excluding restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from our operating services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements (other than acquisitions) for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
	’000	‘000
Net cash (used in) /provided by operating activities	$(5,781)	$15,889
Net cash provided by (used in) investing activities	(7,444)	(9,169)
Net cash provided by (used in) financing activities	22,810	(528)
Foreign currency translation	1,738	661
Net increase in cash and equivalents	11,323	6,853
Cash and cash equivalents, beginning of year	20,157	13,304
Cash and cash equivalents, end of year	$31,480	$20,157

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

Cash used in operating activities was $5.7 million for the year ended December 31, 2011 compared to $15.9 million provided for fiscal 2010, representing an increase of $21.6 million or approximately 35.8%. Operating cash flows for 2011 reflects primarily net cash receipts derived from business operations. The reduction in net cash from operating activities was primarily attributable to the slowdown of accounts receivable collection, which increased from 95 days to 133 days. However, this slowdown of payment of accounts receivable has no impact on our need to continue our existing pattern of payment of our accounts payable, which we maintain according to historic patterns in order  to secure the constant supply of the drugs and the price we get from the vendors. The effect of this is, to some extent, offset by the contribution of the cash inflow from the retail segment.

For our pharmacy distribution segment, accounts receivable turnover days for the year ended December 31, 2011 were 170 compared to 121days  in 2010. The increase in turnover days was attributable to several factors. First, as our primary sales were derived from hospitals and these sales increased, we tended to extend and grant longer credit terms to them.  Hospitals and most of the community service centres, which are owned by the PRC government, have comparatively longer payment cycles.  In the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government.  We believe that it is highly unlikely that a liquidation of one of our hospital and community health care center customers will occur, and that the recovery of accounts receivable from them are highly secure.  Therefore, it is our customary practice to grant a longer credit period.  There have been no instances of write-offs of any receivables owed by a hospital or the community health care centers. In addition to this, our distributor customers still take a high percentage of receivables even though the percentage of sales dropped. In fact, it is our practice to offset the account receivable and account payable for each distributor. It is common that the distributors act as both the vendor and customers of the company. We are allowed to offset the amount yearly upon the mutual consent over the amounts owed by and to the parties.  As we still owe money to these distributors, we continuously verify the balances owed between us. As of December 31, 2011, there were a number of debts remaining to be offset, resulting in a relatively high balance of receivables from distributors. Further, as the sales derived from other retail drug stores grew rapidly by 234% from 2010, we, to some extent, allowed a longer credit period to them during the 2011 year for some sales, which previously were on terms of cash on delivery in the prior year.

For our retail segment, accounts receivable turnover days remained unchanged: 3 days for both the years ended December 31, 2011 and December 31, 2010.  We generally receive cash from the customer at the retail store except for our medi-care qualified stores. The accounts receivable comprised only the medi-card reimbursement under the national program.

For our manufacturing segment, the accounts receivable turnover days were 134 days in 2011 compared to 124 days in 2010.  The increase was attributed to the extension of a longer credit period to particular customers, which were newly developed in 2011.

Investing Activities

Our cash flow from investing activities primarily consists of purchases of property, plant and equipment involving mainly the openings of new retail locations and increase in long-term deposits. Cash used in investing activities was $7.4 million for 2011, compared to $9.2 million of cash used in investing activities for 2010, representing a decrease of $1.8 million. The reduction in cash used was primarily due to lack of drug store acquisitions compared to the year ended December 2010.The effect of the reduction was offset partly by the increase in purchase of property, plant and equipment of $3.5 million.

Financing Activities

Our cash from financing activities is derived primarily from placements of preferred stock and bank loan activities. Cash provided by financing activities was $22.8 million for 2011, compared to $0.6 million used in financing activities for 2010, an increase of cash from financing activities by $23.4 million. The increase of cash from financing activities was primarily due to the placement of preferred stock of $29.5 million while only $2.3 million was received from the private placement of our securities for the year ended December 31, 2010. However, the increase was offset by the increase in net repayment of bank loans during the year. The net repayment was $2.0 million for the year ended December 31, 2011 while only $0.3 million had been repaid for the year ended December 31, 2010.

Working Capital

Our working capital as of December 31, 2011 was $110.0 million.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations. Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of payment when compared with other customers and the increase in the proportion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of December 31,
	2011	2010
	‘000	‘000
Hospitals	$73,984	$45,476
Other drug stores	19,971	2,971
Clinics and health care centre	11,634	8,434
Distributors and others	7,245	7,548
Total	$112,834	$64,429

In order to satisfy and fully implement our growth strategies, we may need to raise capital, through equity or debt financing, either in a private placement or a public offering.  However, there are no assurances that such financing will be available or available on terms acceptable to us.  To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategies.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of December 31, 2011 were $7.2 million while long term bank borrowings outstanding as of December 31, 2011 were $2.0 million. The loans are from various financial institutions and represent the maximum amount of each facility except for a bills payable facility. The short term loans bore an average interest rate of 7.73% per annum, which was adjusted currently or quarterly in accordance with the loan rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have three to seven years terms. Part of the borrowings mature at various times over the next years and part of the borrowings are repayable by monthly installments within the four years before maturity.  The loans bear an interest rate from 7.68% to 8.32% which were adjusted currently on an annual basis in accordance with the loan rate of the People’s Bank of China

These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 805, “Goodwill and Intangible Assets” (“FASB ASC 805”). We conduct impairment tests on an annual basis and, in addition, if we notice any indication of impairment, we conduct such test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We conducted an impairment test as of December 31, 2011 and recorded impairment loss of $37,355.

Long-lived Assets

Long-lived assets are tested for impairment in accordance with FASB ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.  We periodically evaluate potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The application of the impairment test requires judgment inclusive of the future cash flow attributable from the use of the asset. If the asset is determined not to be recoverable, it is considered to be impaired and the impairment is recognized.

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

Allowances for Inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts of demand by our customers, sales contracts and orders in hand. As of December 31, 2011, 0.6% of  our inventory will expire within 1-6 months, 4.2% will expire within 7 to 9 months time, 10% will expire within 10 to 12 months time, 85.2% of inventory will expire in over 1 year. We estimate the extent of provision to be made should the inventory fall within 6 months before the expiration upon assessing the capability of the sales campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that the drugs are still marketable and estimate the provision upon the future demand and the current inventory level.

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

Pharmaceutical Distribution Segment

We sell a range of pharmaceutical products to various customers and the majority of revenue results from the contracts signed with various distributors and government-owned hospitals.  Revenue from pharmaceutical distribution operations is recognized when substantially all of the usual risks and rewards of ownership of the inventory have been transferred to the buyer. Generally, this occurs when the inventory is shipped to the customer. Currently, we do not have any sales on consignment and we do not use consignment sales as our sales method. In the absence of the right of return clause, we estimate that the product return was insignificant other than for returns because of damage arising from delivery. We are not obligated to accept the return should the inventory kept by the customers be excessive or expire without being sold by them. We do accept return of inventory damaged during delivery. We grant credit to customers with proven payment records. Collectibility is assessed by background checks for new customers.

Retail Pharmacy Segment

We operate a chain of retail stores for selling the pharmacy products. Revenue from operation of these stores is recognized when sales occur. We estimate that no significant post-delivery obligations exist.  Retail sales are paid in cash or medi-insurance card, in which the reimbursement is assured as it is run by the national government agency. No return is allowed after sales.

Manufacturing Segment

The revenue recognition criteria used with our manufacturing pharmacy segment are the same as under our pharmaceutical distribution segment except that the only customers are distributors.

During the fiscal year ended December 31, 2011, $1,223,172 worth of goods was returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discount or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except when the goods are damaged during the delivery process. As the return of goods is not allowed, we assess and estimate only the return arising from damage during the delivery process and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and the introduction of new products as these factors are not relevant to us for the estimate of return.

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

(ii)
For the our most recent fiscal years, PKF HK’s reports on the financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than for a going concern.

	(iii)	The termination of PKF HK and engagement of PKF California was approved by our audit committee.

(iv)
We and PKF HK did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for our two most recent fiscal years, and subsequent interim period through the date of dismissal, which disagreements, if not resolved to the satisfaction of PKF HK, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

	(v)	During two most recent our fiscal years, and subsequent interim period through the date of dismissal, we did not experience any reportable events.

(vi)
The reports of PKF HK on our financial statements did not contain an adverse opinion or a disclaimer of an opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on an evaluation of our disclosure controls and procedures as of December 31, 2011 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures were effective.

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

In connection with the filing and preparation of this annual report and after the implementation of the remediation program described above, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and directors as of March 31, 2011. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the board, or his or her successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
Huitian Tang	50	Chairman & Chief Executive Officer

Xiaoyan Zhang	38	Director & Chief Financial Officer

Kam-Cheung Chin	56	Independent Director

Simon Choi	51	Independent Director

Manwai Chiu	50	Independent Director

Yunli Lou	44	Director

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

Mr. Kam-Cheung Chin

Mr. Chin currently has been a solo practicing accountant since August, 2005, and has served as an independent director of Jiahua Stores Holdings Limited, a company listed on the Hong Kong Stock Exchange, since May, 2007.  Mr. Chin previously served as the Financial Controller and Company Secretary of Wing Shing International Holdings Ltd.(currently known as Petroasian Energy Holdings), a Hong Kong Stock Exchange listed company, from September 2004 to July 2005.  Mr. Chin was a solo practicing accountant from June, 2003 to September 2004, and was the Assistant Manager and Manager of Raymond S.W. Ho & Co., Certified Public Accountants from October, 2000 to May, 2003.  Mr. Chin has been an Associate of Chartered Institute of Management Accountants of the United Kingdom since 1986 and has been a Fellow since 1993. Mr. Chin has also been a qualified member of Hong Kong Institute of Certified Public Accountants (the “HKICPA”) since 1987 and has held a Practicing Certificate since 2003.  Mr. Chin received his Graduate Diploma of Computing from a long distance program from Deakin University of Australia in 2001 and his Master of Business Administration degree from a special long distance program jointly provided by Deakin University and Association of Professional Engineers, Scientists and Managers Australia (APESMA) in 1998.  Mr. Chin received Higher Diploma in Accountancy from Lingnan College in Hong Kong in 1982.   Mr Chin has significant experience in various roles as an independent director and a financial controller for various companies. He has served on the board of Jiahua Stores Holdings Limited, a company listed Hong Kong Stock Exchange and worked as financial controller for  Petroasian Energy Holdings, also a company listed Hong Kong Stock Exchange.  We believe that this experience qualifies him to serve on our board of directors.

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

Ms. Yunli Lou

Ms. Yunli Lou was appointed as our director on March 17, 2011. Ms. Lou was nominated and elected as a director in accordance with the terms of the Preferred Purchase Agreement with Milestone on January 18, 2011 in connection with a sale and purchase of 9,375,000 shares of the Company’s Series A Convertible Preferred Shares. In accordance with the Preferred Purchase Agreement and in connection with the closing thereunder, the Board approved the increase in the size of the board of directors from five to seven members.  Since March 2007, Ms. Lou has served, and continues to serve as a director of VisionChina Media Inc. and Ms. Lou has been a managing director of Milestone Capital Partners Limited since 2007, responsible for the firm’s overall management, investor relations as well as deal sourcing and execution. Ms. Lou has been a managing partner of Milestone Capital Management Limited since 2002. Before founding Milestone Capital in 2002, Ms. Lou was a vice president of Merrill Lynch’s direct investment group, where she was responsible for the firm’s investment activities in China. Prior to joining Merrill Lynch in 1995, Ms. Lou worked in the corporate finance division of Goldman Sachs in New York and Hong Kong. Ms. Lou received a bachelor’s degree in economics from Harvard University in 1992.  We believe that Ms. Lou’s business and finance experience qualify her to serve on our board of directors.

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

Corporate Governance

Code of Ethics

We adopted our Code of Business Conduct and Ethics on June 9, 2010.  This Code of Business and Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of our Code of Ethics is available online on our website at http://is.stockpr.com/chinabct/governance-documents.  A printed copy of the Code of Ethics may be obtained free of charge by writing to China BCT Pharmacy Group, Inc., No. 102 Chengzhan Road, Liuzhou City, Guangxi province, China.

Director Independence

We use the definition for independence set forth in Rule 5605(a)(2) of the NASDAQ Marketplace Rules to determine that we have a majority of the board of directors comprised of “independent” directors, and to determine that the committees of our board of directors are comprised of “independent” directors.  Based on those standards set forth in Rule 5605(a)(2), the board of directors has determined that Kam-Cheung Kim, Simon Choi and Man Wai Chiu are independent directors.

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Kam-Cheung Kim, Simon Choi and Man Wai Chiu, each of whom is independent. The Audit Committee assists the board of directors oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in our annual proxy statement. The Audit Committee operates under a written charter. Mr. Chin is the Chairman of our Audit Committee.

The board of directors determined that Mr. Lee possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the board of directors in identifying qualified individuals to become members of our board of directors, in determining the composition of the board of directors and in monitoring the process to assess board effectiveness.  Each of Kam-Cheung Kim, Simon Choi and Man Wai Chiu are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter.  Mr. Choi is the Chairman of the Nominating Committee.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Kam-Cheung Kim, Simon Choi and Man Wai Chiu are members of the Compensation Committee. The Compensation Committee operates under a written charter.  Mr. Choi is the Chairman of the Compensation Committee.

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

It is not uncommon for companies with operations primarily in China to have base salaries and bonuses as the sole and only form of compensation.  Since the establishment of our Compensation Committee in June 2010, our Compensation Committee has been delegated the authority to make decisions regarding salary and compensation for our executive officers.  The base salary for our executive officers is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors, we believe that the base salary and bonus paid to our named executive officers is in line with our competitors. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

As indicated under the heading “2010 Omnibus Securities and Incentive Plan” below, in 2010, the board of directors implemented a more comprehensive compensation program appropriate for executives of a public company, which takes into account other elements of compensation, including without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We believe that such compensation programs are comparable to our peers in the industry and will retain and attract talented individuals.

Summary Compensation Table— Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3) (4)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
Huitian Tang	2011	216,982	70,000	-	1,337,990	-	-	6,220	1,631,192
Chairman and CEO (1)	2010	139,200	-	-	969,370	-	-	-	1,108,570

Xiaoyan Zhang	2011	156,641	54,000	-	1,054,758	-	-	2,619	1,268,018
CFO and Director (2)	2010	109,092	-	-	805,070	-	-	-	914,162

(1)	Represents amounts paid to Mr. Tang as CEO of the Company and as a director of Liuzhou BCT. The amounts have been converted into US dollars by using average exchange rates for the periods
(2)	Represents amounts paid to Ms. Zhang as CFO of the Company.
(3)
The options granted to each of Mr. Tang and Ms. Zhang in 2010 vested and became fully exercisable as a result of the Company achieving after-tax net income of at least $26 million for the 2010 fiscal year.  On December 16, 2011, the Company granted Mr. Tang and Ms. Zhang 762,500 options each, which options have an exercise price of $2 per share, 50% of which vested and became immediately exercisable and 50% of which vest on December 31, 2012.  Additionally, the Company granted 1,245,000 options to Mr. Tang and 830,000 options to Ms. Zhang on December 16, 2011 pursuant to the Company’s 2010 Omnibus Securities and Incentive Plan.

(4)
Represents the aggregate grant date fair value of option awards made during each of 2010 and 2011 computed in accordance with FASB ASC Topic 718. Fair values were estimated using the binomial model. For a description of the assumptions used to determine these amounts, see Note 22 in the Notes to the Consolidated Financial Statements filed herewith for the period ended December 31, 2011.

(5)	Represents the social security contributions and the value of benefit in kinds made during the periods.

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

Employment Agreements

In 2010, we entered into employment agreements with Huitian Tang, CEO, and Xiaoyan Zhang, CFO.  The employment agreements were negotiated on our behalf by Mr. Tang and were approved by our board of directors on May 18, 2010.  At that time our board of directors consisted only of Mr. Tang and Ms. Zhang.  The following is a summary of the material provisions of the employment agreements for each of Mr. Tang and Ms. Zhang and is qualified in its entirety by reference to the complete text of such employment agreements, copies of which are filed as exhibits to Company’s Current Report on Form 8-K, filed on May 21, 2010.

Huitian Tang

On January 1, 2008, Liuzhou BCT entered into an employment agreement with Mr. Huitian Tang pursuant to which Mr. Tang was hired as president of Liuzhou BCT and received a salary of $27,027 per year in 2008 and 2009. That agreement expired on December 31, 2009.  From January 1, 2010 to May 18, 2010 we had an oral agreement with Mr. Tang pursuant to which we agreed to pay him 90,000 Hong Kong Dollars ($11,688) per month and a discretionary bonus based upon our 2010 financial performance  On May 18, 2010, we and Liuzhou BCT entered into a new employment agreement with  Mr. Tang to employ him as our CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay him RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and a bonus based upon our 2010 financial performance and for 2011, upon our 2011 financial performance.  We believe Mr. Tang deserved this increase in salary because of the Company’s growth over the past several years under Mr. Tang’s leadership and to provide Mr. Tang with a more competitive base salary that is in line with his role and responsibilities at the Company.  The agreement provides that if we achieve an after-tax net income of at least $26 million for the 2010 fiscal year, Mr. Tang’s options which may be exercised for 590,000 shares of our common stock will vest and become exercisable, as discussed more specifically below under the heading “Stock Option Agreements.”  Because the Company met the $26 million after-tax net income standard, the options vested and became exercisable in March of 2011.  The Company may, in its discretion, pay a bonus to Mr. Tang, the details of which will be set forth by the Company.

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

Xiaoyan Zhang

Beginning on January 1, 2010, we had an oral agreement with Xiaoyan Zhang to employ her as our CFO, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and a discretionary bonus based upon our 2010 financial performance.  On May 18, 2010, we and Forever Well entered into a new employment agreement with  Ms. Zhang to employ her as our CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and a bonus based upon our 2010 financial performance and for 2011, upon our 2011 financial performance.  The agreement provides that if we achieve an after-tax net income of at least $26 million for the 2010 fiscal year, Ms. Zhang shall receive vested options which may be exercised for 490,000 shares of our common stock, as discussed more specifically below under the heading “Stock Option Agreements.”  Because the Company met the $26 million after-tax net income standard, the options vested and became exercisable in March of 2011.  The Company may, in its discretion, pay a bonus to Ms. Zhang, the details of which will be set forth by the Company.

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

On December 16, 2011, we entered into a new option agreement with Mr. Tang pursuant to which we made a grant of 762,000 stock options.  These stock options have an exercise price of $2.00 per share; 50% of the options vest and become exercisable immediately and the remaining 50% vest and become exercisable on December 31, 2012.  These options are not granted pursuant to the Company’s 2010 Omnibus Securities and Incentive Plan, but are granted pursuant to the Board’s authority to grant options.

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

On December 16, 2011, we entered into a new option agreement with Ms. Zhang pursuant to which we made a grant of 762,000 stock options.  These stock options have an exercise price of $2.00 per share; 50% of the options vest and become exercisable immediately and the remaining 50% vest and become exercisable on December 31, 2012.  These options are not granted pursuant to the Company’s 2010 Omnibus Securities and Incentive Plan, but are granted pursuant to the Board’s authority to grant options.

A copy of the Form of Stock Option Agreement used is filed as an exhibit to the Company’s Current Report on Form 8-K, filed December 19, 2011.

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

In addition, on December 16, 2011, the Board made grants of stock options to the following employees, executive officers and directors of the Company in the amounts set forth below:

Name	Award Amount
Huitian Tang , Chief Executive Officer	1,245,000
Xiaoyan Zhang, Chief Financial Officer	830,000
Simon Cho, director	10,000
James Chiu, director	10,000
Chin-Kam Cheung, director	10,000
Kwokwai Ng, senior staff	20,000
Liyee Yik, senior staff	10,000

These stock options are granted pursuant to the Plan and have an exercise price of $2.00 per share.  The first 25% of these options vest and become exercisable on June 30, 2013, the second 25% vest and become exercisable on December 31, 2013, the third 25% vest and become exercisable on June 30, 2014 and the remaining 25% vest and become exercisable on December 31, 2014.

The Board provided the right of the recipients to have a cashless exercise election for their stock options granted above and in the event of a Change in Control of the Company (as defined in the form of stock option agreement attached), then any portion of the above options that has not become vested and exercisable shall immediately vest and become exercisable.  A copy of the Form of Stock Option Agreement used was filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 19, 2011.

Outstanding Equity Awards— Fiscal Year Ended December 31, 2010

The following table sets forth information concerning unexercised options; units of stock that have not vested equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2011.

Name and Principal Position	Number of Securities Underlying Unerxercised Options (#) Exercisable		Number of Securities Underlying Unerxercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested($)
Huitian Tang	590,000	(1)	–		–		4.00	6/27/2020	–	–	–	–
	381,250	(2)	381,250	(2)	–		2.00	12/16/2021	–	–	–	–
	–		–		1,245,000	(3)	2.00	12/16/2021	–	–	–	–

Xiaoyan Zhang	490,000	(1)	–		–		4.00	6/27/2020	–	–	–	–
	381,250	(2)	381,250	(2)	–		2.00	12/16/2021	–	–	–	–
	–		–		830,000	(3)	2.00	12/16/2021	–	–	–	–

(1)
The options granted to each of Mr. Tang and Ms. Zhang in 2010 vested and became fully exercisable as a result of the Company achieving after-tax net income of at least $26 million for the 2010 fiscal year.

(2)
On December 16, 2011, the Company granted Mr. Tang and Ms. Zhang 762,500 options each, which options have an exercise price of $2 per share, 50% of which vested and became immediately exercisable and 50% of which vest on December 31, 2012.

(3)	On December 16, 2011, Company granted 1,245,000 options to Mr. Tang and 830,000 options to Ms. Zhang on December 16, 2011 pursuant to the Company’s 2010 Omnibus Securities and Incentive Plan.

Independent Director Agreements

 In connection with the appointments of Messrs. Chin, Choi and Chiu to our board of directors, we entered into one year agreements with each of them.  Pursuant to these agreements, each of Messrs. Chin, Choi and Chiu will receive a fee of One Hundred Twenty Thousand Hong Kong Dollars (HK$120,000) (US$ 17,647) for the term of the agreement, payable in cash in equal monthly installments. We will also reimburse each independent director for expenses related to his attending meetings of the board, meetings of committees of the board, executive sessions and stockholder meetings.

Director Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our non-employee directors for 2011.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Engleong Lee (3)	9,032	0	0	0	0	0	0	9,032
Simon Choi	18,065	0	6,979	0	0	0	0	25,044
Manwai Chiu	18,065	0	6,979	0	0	0	0	25,044
Kam-Cheung Chin (3)	9,032		6,979					16,011

(1)
We awarded each of Messrs.  Choi, Chiu and Chin stock options on December 16, 2011, pursuant to the Company’s 2010 Omnibus Securities and Incentive Plan with an exercise price of $2.00 per share.  The first 25% of these options vest and become exercisable on June 30, 2013, the second 25% vest and become exercisable on December 31, 2013, the third 25% vest and become exercisable on June 30, 2014 and the remaining 25% vest and become exercisable on December 31, 2014 and allow each of of Messrs. Choi, Chiu and Chin to purchase 10,000 shares of our common stock at an exercise price of $2.00 per share.  Additionally, we awarded Mr. options to purchase 10,000 shares of our common stock at an exercise price of $4 per share upon his appointment as a director of the Company, effective June 8, 2011,which options vest on June 8, 2012.

(2)
Represents the aggregate grant date fair value of option awards made during 2011. The fair value of options granted to the three independent directors were expensed in share-based compensation for the year ended December 31, 2011. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of July 16, 2011 were:0% dividend yield, expected volatility of 44.38%, risk-free interest rate of 1.97%, an exercise multiple of two, and a post-vesting forfeiture rate of 0%.

(3)
Engleong Lee resigned as a director of the Company upon the expiration of his term on June 8, 2011 and Kam-Cheung Chin was appointed as a director, effective June 8, 2011, to fill the vacancy created by Mr. Lee’s departure.

Except as set forth above, our directors are reimbursed for reasonable expenses incurred by them in connection with attending meetings of the board, meetings of committees of the board, executive sessions and stockholder meetings, but they do not receive any other compensation for serving on the board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers or directors serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock effective March 29, 2012 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, and named executive officer, and (iii) all of our directors and executive officers as a group. As of March 29, 2012, we had 38,154,340 shares of common stock issued and outstanding.

	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Name and Address of Beneficial Owner	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Xiaoyan Zhang (2)	23,351,250	-	59.85%	-

Huitian Tang (2)	3,788,193	-	9.68	-

Kam-Cheung Chin	-	-	-	-

Manwai Chiu	10,000	-	-	-

Simon Choi	10,000	-	-	-

Yunli Lou (3)	-	-	-	-

Yujing Tan (2)	2,816,889	-	7.38%	-

Jinghua Li (2)	3,474,237	-	9.11%	-

Milestone Longcheng Limited (4)	9,375,000	9,375,000	19.73%	100%

All directors and executive officers as a group (5 persons)	27,159,443	-	67.89%	-

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o Guangxi Liuzhou Baicaotang Medicine Limited, No. 102 Chengzhan Road, Liuzhou City, Guangxi Province, PRC.

All share ownership figures include shares of our common stock and securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 29, 2012, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

(1)     Beneficial ownership as reported in the table has been determined in accordance with Securities and Exchange Commission (“SEC”) regulations and includes shares of our common stock that may be issued upon the exercise of stock options that are exercisable and preferred stock that is convertible into common stock within 60 days of March 29, 2012 as follows: Mr. Tang — 971,250 shares, Ms. Zhang  — 871,250 shares; Mr. Chiu — 10,000 shares, Mr. Choi — 10,000 shares and all directors and executive officers as a group — 1,862,500 shares; and Milestone — 9,375,000 shares of preferred stock convertible into 9,375,000 shares of common stock. Pursuant to SEC regulations, all shares not currently outstanding that are subject to options exercisable within 60 days are deemed to be outstanding for the purpose of computing “Percent of Class” held by the holder thereof but are not deemed to be outstanding for the purpose of computing the “Percent of Class” held by any other stockholder.

(2)    Xiaoyan Zhang is a citizen of Hong Kong and our Chief Financial Officer, Secretary and director and holds the 22,480,000 shares as the legal owner. Pursuant to an Earn-In Agreement dated December 30, 2009, as amended on May 19, 2010, by and among Ms. Zhang and the Liuzhou BCT Shareholders, the Liuzhou BCT Shareholders have a call right to purchase up to 22,480,000 shares of our common stock from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2010 and 2011. For the 2010 and 2011 fiscal years the performance targets for the Company are $26 million and $28 million after tax audited net income, respectively.  If the 2010 performance target is met, the Liuzhou BCT Shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right. If the 2011 performance target is met the Liuzhou BCT Shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Liuzhou BCT Shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT. Our Chairman and CEO, Huitian Tang, is one of the Liuzhou BCT Shareholders and has the right to acquire up to 2,241,193 shares of our common stock under the Earn-In Agreement if both performance targets are met. Pursuant to the Earn-in-Agreement, there are no restrictions on Ms. Zhang’s ability to vote these shares. The shares may not be transferred by Ms. Zhang except pursuant to the Earn-in-Agreement and after its expiration only in the manner agreed with the Liuzhou BCT Shareholders. The Liuzhou BCT Shareholders can only obtain legal ownership of the shares under the Earn-In Agreement. Messrs. Tan and Li are Liuzhou BCT Shareholders with rights under the Earn-In Agreement to acquire the number of shares set opposite their names and have the same rights with respect to the shares as Mr. Tang’s rights described above in this footnote and elsewhere in this annual report.

(3)    Ms. Lou’s business address is Room 1708 Dominion Centre, 43-59 Queen’s Road East, Wanchai, Hong Kong.

(4)    Milestone Longcheng Limited’s address is P.O. Box 957, Offshore Incorporation Center, Road Town, Tortola, British Virgin Islands.  Milestone Longcheng Limited is wholly owned by Milestone China Opportunities Fund II, L.P., an exempted limited partnership formed under the laws of the Cayman Islands.  The general partner of the Milestone China Opportunities Fund II, L.P. is Milestone Capital Partners Limited, a limited liability company incorporated under the laws of the Cayman Islands.  The sole director of Milestone Capital Partners Limited is Cherianne Limited, a company organized under the laws of the British Virgin Islands. Yuen Ho Wan and James Ngai, as all of the directors of Cherianne Limited, share the investment and voting power of Cherianne Limited. Ms. Wan’s and Mr. Ngai’s business address is Room 1708 Dominion Centre, 43-59 Queen’s Road East, Wanchai, Hong Kong.

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

In addition, we also entered into the following sales transactions at market prices with related parties pursuant to a standard form of purchase agreement and we have continued to enter into such transactions:

	Year ended	Year ended
	December 31,	December 31,
Sales of goods to related parties	2011	2010
Liucheng Medicine Limited (1)	$48,483	$325,811
Guangxi Tianhu Medicine Limited (2)	642,535	9,632
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch (3)	1,065,208	3,311,379
Wuxuan Baicaotang Medicine Limited (4)	4,836	29,618
	$1,761,062	$3,676,440

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

The amount due from related companies as of December, 31 2011 and 2010 was as follows. Amounts due from related parties represent loans from us to related parties together with amounts representing our accounts receivable from related parties.  Such loan amounts are non-interest bearing and have no due date as is often the custom in China.

	Year ended December 31,			Year ended December 31,
	2011			2010
Names of related parties	Trade receivable	Loan receivable	Total	Trade receivable	Loan receivable	Total	Remark
Guangxi Tianhu Medicine Limited	$-	$-	$-	$504,274	$-	$504,274	(1)
Wuxuan Baicaotang Medicine Limited	-	-	-	56,051	393,640	449,691	(1)
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	-	-	-	2,598,494	-	2,598,494	(1)
Property Management	-	255,169	255,169		231,610	231,610	(2)
Total	$-	$255,169	$255,169	$3,158,819	$625,250	$3,784,069

(1)	See Notes 1, 2, 3 and 4 in the table immediately above.
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

The amounts due to related companies represent loans from related companies at December 31, 2011 and December 31, 2010 was as follows.  The amounts are interest free and no interest was paid during the relevant reporting period.

	Year ended December 31,			Year ended December 31,
	2011			2010
Names of related parties	Repayment of principal	Maximum balance	Outstanding	Repayment of principal	Maximum balance	Outstanding	Remark
Liucheng Medicine Limited	$108,820	$109,820	$-	$18,759	$128,579	$109,820	(1)
Baicaotang Property Development Limited	-	37,604	37,604	-	-	-	(1)
	$-	$37,604	$37,604	$18,759	$157,979	$139,219

(1)	See Notes 1, 2 and 3 in the table immediately above.

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

On October 22, 2009, an Earn-In Agreement was entered into by Xiaoyan. Zhang, our current CFO and certain former Liuzhou BCT shareholders, namely Huitian Tang, our current CEO, Youru Jiang, Chunlin Liu, Wende Wei, Bangfu Wang, Mingan Zhao, Qingqiu Zhang, Xiaojian Yang, Yuangang Meng, Qifeng Jiang, Wenheng He, Gongchun Liu, Junwen Jia, Yujing Tan, Jinghua Li, Yuanjian Ye.

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

The Earn-In Agreement enables those Liuzhou BCT shareholders to purchase shares of Ingenious (or its public parent company) from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2010 and 2011.  For the 2010 and 2011 fiscal years the performance targets for the Company are $26 million and $28 million after tax audited net income, respectively.  If the 2010 performance target is met, the Liuzhou BCT shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right.  If the 2011 performance target is met, the Liuzhou BCT shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Liuzhou BCT shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT.  Ms. Zhang may not transfer the shares during the five-year term of the Earn-In Agreement and in the event that all of the shares have not been delivered to the Liuzhou BCT shareholders, Ms. Zhang can only transfer them as she and the Liuzhou BCT shareholders agree.  As the Company has met both of the 2010 and 2011 performance targets, the Liuzhou BCT Shareholders are entitled to the call right to purchase back their shares at any time.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm for the audit of our annual financial statements for each of our fiscal year ended December 31, 2011 and December 31, 2010 was PKF, Certified Public Accountants, A Professional Corporation, Glendale, California, USA.  The following table shows the fees paid or accrued by us to PKF California for 2011 and 2010, respectively.

	2011	2010
Audit fees	$180,000	$168,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$15,999	$0

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

(b)        Exhibits.

2.1	Share Exchange Agreement dated December 23, 2009 (1)

3.1	First Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (3)

4.1	Form of Warrant (1)

4.2	Form of Co-Placement Agent Warrant (4)

4.3	Certificate of Designation of Series A Convertible Preferred Shares (2)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (5)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (5)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (5)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Rurol Credence Cooperation of Guangxi (5)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Agricultural Bank of China (5)

10.12	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated February 13, 2006 (5)

10.13	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated March 27, 2006 (5)

10.14	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated April 6, 2006 (5)

10.15	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated May 18, 2006 (5)

10.16	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated December 6, 2006 (5)

10.17	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated December 29, 2008 (5)

10.18	Loan Agreement dated February 8, 2007 by and between Huitian Tang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.19	Confirmation Agreement dated December 31, 2008 by and among Huitian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.20	Loan Agreement dated February 12, 2007 by and between Jiang You Ru and Industrial and Commercial Bank of China Guangxi Branch (5)

10.21	Confirmation Agreement dated December 31, 2008 by and among Jiang You Ru, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.22	Lock-Up Agreement, dated December 23, 2009 (5)

10.23	Employment Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd., China BCT Pharmacy Group, Inc. and Huitian Tang (6)

10.24	Employment Agreement dated May 18, 2010 by and between Forever Well Asia Pacific Limited, China BCT Pharmacy Group, Inc. and Xiaoyan Zhang (6)

10.25	Earn-in Agreement dated December 30, 2009 (7)

10.26	Shares Pledge Agreement dated May 3, 2008 (7)

10.27	Shares Pledge Agreement dated March 31, 2009 (7)

10.28	Termination Agreement dated March 2, 2010 (7)

10.29	Share Transfer Agreement by and between He Wenheng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.30	Share Transfer Agreement by and between Jia Junwen and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.31	Share Transfer Agreement by and between Jiang Qifeng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.32	Share Transfer Agreement by and between Jiang Youru and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.33	Share Transfer Agreement by and between Li Jinghua and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.34	Share Transfer Agreement by and between Liu Chunlin and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.35	Share Transfer Agreement by and between Liu Gongchun and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.36	Share Transfer Agreement by and between Meng Yuangang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.37	Share Transfer Agreement by and between Tan Yujing and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.38	Share Transfer Agreement by and between Ye Yuanjian and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.39	Share Transfer Agreement by and between Wang Bangfu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.40	Share Transfer Agreement by and between Wei Wende and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.41	Share Transfer Agreement by and between Yang Xiaojian and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.42	Share Transfer Agreement by and between Zhang Qingqiu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.43	Share Transfer Agreement by and between Zhao Ming’an and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.44	Amendment No. 1 to Earn-in Agreement, by and between Xiaoyan Zhang and the Buyers named thererin, dated May 19, 2010 (5)

10.45	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.46	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.47	Proxy Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd., dated May 19, 2010 (5)

10.48	Form of sales agreement with related parties (7)

10.49	Independent Director Agreement of Simon Choi (8)

10.50	Independent Director Agreement of Man Wai Chiu (8)

10.51	Independent Director Agreement of Kam-Cheung Chin *

10.52	2010 Omnibus Securities and Incentive Plan (9)

10.53	Stock Option Agreement between the Registrant and Huitian Tang made as of June 27, 2010 (9)

10.54	Stock Option Agreement between the Registrant and Xiaoyan Zhang made as of June 27, 2010 (9)

10.55	Stock Option Agreement between the Registrant and Eng Leong Lee made as of July 16, 2010 (7)

10.56	Stock Option Agreement between the Registrant and Simon Choi made as of July 16, 2010 (7)

10.57	Stock Option Agreement between the Registrant and Man Wai Chiu made as of July 16, 2010 (7)

10.58	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Huitian Tang (7)

10.59	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Xiaoyan Zhang (7)

10.60	Asset Transfer Agreement dated February 28, 2010 by and between Liuzhou Wubaitang Medicine Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.61	Asset Transfer Agreement dated March 29, 2010 by and between Zhaoping County Laobaixin Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.62	Asset Transfer Agreement dated April 25, 2010 by and between Lai Bing Peng Fei Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.63	Form of Retail Chain Leasing Contract (7)

10.64	Entrust Shareholding Agreement Between Liuzhou BCT Shareholders and Ms. Xiaoyan Zhang on Ingenious Dated July 21, 2008 (11)

10.65	Series A Convertible Preferred Shares Purchase Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.66	Registration Rights Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.67	Shareholders Agreement, by and among the Company, Milestone Longcheng Limited, certain shareholders of the Company and Mr. Tian Hui Tang as representative for the shareholders (10)

10.68	Form of Stock Option Agreement – Not Granted Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

10.69	Form of Stock Option Agreement Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

14	Code of Ethics and Business Conduct (8)

21	List of Subsidiaries (4)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on March 3, 2011.
(3)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on March 3, 2010.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed on May 27, 2010.
(6)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2010.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed July 29, 2010.
(8)	Incorporated by reference to the Company’s Form 8-K filed on June 9, 2010.
(9)	Incorporated by reference to the Company’s Form 8-K filed on June 29, 2010.
(10)	Incorporated by reference to the Company’s Form 8-K filed on January 18, 2011.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 20, 2010
(12)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2011.

* Filed herewith.

** Furnished herewith

China BCT Pharmacy Group, Inc.
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Income and Comprehensive Income	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Cash Flows	F-5 - F-6

Consolidated Statements of Stockholders’ Equity	F-7

Notes to Consolidated Financial Statements	F-8 - F-32

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
China BCT Pharmacy Group, Inc.

We have audited the accompanying consolidated balance sheets of China BCT Pharmacy Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
A Professional Corporation
Glendale, California
March XX, 2011

China BCT Pharmacy Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2011	2010

Sales revenue	$257,487,138	$200,813,260
Cost of sales	195,670,634	151,988,552
Gross profit	61,816,504	48,824,708

Operating expenses
Administrative expenses	12,406,676	8,097,374
Selling expenses	7,210,359	5,350,258
Total operating expenses	19,617,035	13,447,632

Income from operations	42,199,469	35,377,076

Non-operating income (expense)
Interest income	60,479	11,651
Other income	159,062	168,732
Change in fair value of warrant liabilities	1,082,202	582,226
Other expenses	(502,729)	(462,989)
Finance costs	(892,172)	(878,390)
Exchange income (loss)	120,519	(23,608)
Total non-operating income (expense)	27,361	(602,378)

Income before income taxes	42,226,830	34,774,698
Income taxes	(11,036,300)	(9,086,106)
Net income	31,190,530	25,688,592
Other comprehensive income
Foreign currency translation adjustments	4,481,290	2,317,595

Total comprehensive income	$35,671,820	$28,006,187

Earnings per share: basic and diluted	$0.72	$0.67

Weighted average number of shares
outstanding: basic	38,154,340	38,063,507

Weighted average number of shares
outstanding: diluted	38,156,873	38,415,441

Reconciliation of net income to income applicable to common stock:
Net income
Less: dividends and accretion on preferred stock	3,890,037	-
Income applicable to common stock	$27,300,493	$25,688,592

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	Year ended December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$31,479,528	$20,157,112
Restricted cash	1,052,096	1,334,868
Accounts receivable, net	118,406,001	68,664,308
Bills receivable	33,052	-
Amounts due from related companies	255,169	3,784,069
Other receivables, prepayments and deposits	5,750,056	3,332,747
Inventories	14,183,052	10,776,877
Deferred income taxes	927,860	207,222
Total current assets	172,086,814	108,257,203

Property, plant and equipment, net	18,097,062	14,605,888
Land use rights, net	13,584,135	13,422,048
Long-term deposits	7,070,400	3,482,200
Goodwill	540,157	560,418
Other intangible assets, net	504,948	581,481
Deferred income taxes	667,509	629,798
Other investment	31,424	-

Total assets	$212,582,449	$141,539,036

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2011	2010
Liabilities and stockholders’ equity

Liabilities
Current liabilities
Accounts payable	$42,290,191	$35,497,337
Bills payable	2,104,192	2,669,752
Other payables and accrued expenses	5,490,237	4,856,956
Amounts due to directors	168,246	190,484
Amounts due to related companies	37,604	139,219
Income tax payable	2,726,869	2,564,359
Secured bank loans	9,036,060	8,898,218
Other loans	200,956	162,664
Retirement benefit costs	46,854	33,412
Total current liabilities	62,101,209	55,012,401

Secured long-term bank loans	206,767	1,941,606
Warrant liabilities	190,991	1,273,193
Retirement benefit costs	177,368	213,763

Total liabilities	62,676,335	58,440,963

Commitments and contingencies (Note 19)

Convertible redeemable preferred stock
Series A convertible redeemable preferred stock: $0.001 par value; 20,000,000 shares authorized; 9,375,000 and zero shares issued and outstanding as of December 31, 2011 and 2010, respectively	33,385,903	-

Stockholders’ equity
Common stock: $0.001 par value; 150,000,000 and 100,000,000 shares authorized; 38,154,340 shares issued and outstanding as of December 31, 2011 and 2010	38,154	38,154
Additional paid-in capital	18,273,766	16,633,411
Statutory and other reserves	6,851,002	4,585,854
Accumulated other comprehensive income	8,909,155	4,427,865
Retained earnings	82,448,134	57,412,789

Total stockholders’ equity	116,520,211	83,098,073

Total liabilities and stockholders’ equity	$212,582,449	$141,539,036

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2011	2010

Cash flows from operating activities :
Net income	$31,190,530	$25,688,592
Adjustments to reconcile net income to net
cash (used in) provided by operating activities :
Depreciation and amortization	1,442,311	1,188,505
Deferred income taxes	(726,806)	(91,463)
Loss on sale of property, plant and equipment	176,312	-
Gain on sale of land use right	-	(44,919)
Goodwill impairment	37,355
Change in fair value of warrant liabilities	(1,082,202)	(582,226)
Share-based compensation	1,640,355	1,253,858
Allowance for doubtful accounts	367,989	78,068
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(44,063,988)	(31,464,010)
Bills receivable	(32,552)	-
Other receivables, prepayments and deposits	(1,598,394)	(708,878)
Inventories	(2,164,927)	1,273,013
Accounts payable	10,128,630	15,365,984
Bills payable	(653,000)	350,228
Other payables and accrued expenses	(466,503)	1,665,804
Income tax payable	55,544	1,938,527
Retirement benefit costs	(31,867)	(22,049)
Total adjustments	(36,971,743)	(9,799,558)
Net cash flows (used in) provided by operating activities	(5,781,213)	15,889,034

Cash flows from investing activities :
Addition of property, plant and equipment	(4,071,623)	(450,106)
Payments to acquire retail stores	-	(6,037,743)
Proceeds from sale of property, plant and equipment	5,921	-
Long-term deposits	(3,365,600)	(3,379,100)
Proceeds from sale of land use right	-	697,495
Payments to acquire intangible assets	(18,253)	-
Net cash from acquisition of distribution chains	36,502	-
Other investment	(31,362)	-
Net cash flows used in investing activities	$(7,444,415)	$(9,169,454)

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2011	2010

Cash flows from financing activities :
Advance/ repayment activities with related companies, net	$(5,037,674)	$620,549
Net proceeds from placement of preferred stock	29,495,866	-
Proceeds received from private placement	-	2,315,138
Restricted cash	330,517	(138,823)
Proceeds from bank loans	9,888,040	8,039,160
Repayments of bank loans	(11,838,221)	(8,329,434)
Repayments of other loans	-	(2,238,759)
Repayments to directors	(28,689)	(830,557)
Proceeds from other loans	-	35,208
Net cash flows provided by financing activities	22,809,839	(527,518)

Effect of foreign currency translation on cash and cash equivalents	1,738,205	660,892

Net increase in cash and cash equivalents	11,322,416	6,852,954

Cash and cash equivalents - beginning of year	20,157,112	13,304,158

Cash and cash equivalents - end of year	$31,479,528	$20,157,112

Supplemental disclosures for cash flow information :
Cash paid for
- Interest	$799,339	$951,670
- Income taxes	$11,681,301	$7,255,019

Non-cash financing and investing activities:
Dividedns and accretion on preferred stock	$3,890,037	$-

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and other	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, January 1, 2010	37,089,370	$37,089	$14,920,899	$2,605,901	$2,110,270	$33,704,150	$53,378,309
Net income	-	-	-	-	-	25,688,592	25,688,592
Foreign currency translation adjustments	-	-	-	-	2,317,595	-	2,317,595
Appropriation to reserves	-	-	-	1,979,953	-	(1,979,953)	-
Share-based compensation	-	-	1,253,858	-	-	-	1,253,858
Reclassification	-	-	(1,294,142)	-	-	-	(1,294,142)
Private placement	1,029,970	1,030	1,752,831	-	-	-	1,753,861
Shares issued for the payment of placement service	35,000	35	(35)	-	-	-	-

Balance, December 31, 2010	38,154,340	38,154	16,633,411	4,585,854	4,427,865	57,412,789	83,098,073
Net income	-	-	-	-	-	31,190,530	31,190,530
Foreign currency translation adjustments	-	-	-	-	4,481,290	-	4,481,290
Appropriation to reserves	-	-	-	2,265,148	-	(2,265,148)	-
Share-based compensation	-	-	1,640,355	-	-	-	1,640,355
Dividend on preferred stock	-	-	-	-	-	(1,250,000)	(1,250,000)
Accretion of preferred stock to redemption	-	-	-	-	-	(2,640,037)	(2,640,037)

Balance, December 31, 2011	38,154,340	$38,154	$18,273,766	$6,851,002	$8,909,155	$82,448,134	$116,520,211

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

1.	Corporate information

(i)
China BCT Pharmacy Group, Inc. (the “Company”), formerly known as Purden Lake Resource Corp. whose name changed to China Baicaotang Medicine Limited on December 24, 2009 and then to China BCT Pharmacy Group, Inc. on March 25, 2010, was incorporated in the State of Delaware on November 30, 2006 as a limited liability company with authorized capital stock consisting of 100,000,000 shares of common stock, par value $0.001. Prior to the completion of reverse takeover transaction (“RTO”) on December 30, 2009 as mentioned in Note 2 (iv), the Company was a development stage company for acquisition, exploration and development of natural resource properties. Since the completion of the RTO, the Company has engaged in distribution, retail and production of pharmaceutical drugs in the People’s Republic of China (the “PRC”).

(ii)
Forever Well Asia Pacific Ltd. (“Forever Well”) was incorporated in Hong Kong on January 10, 2008 as a limited liability company with authorized, issued, paid up capital of HK$10,000, and 10,000 common shares of HK$1 par value each.  The principal activity of Forever Well is investment holding.

(iii)
Ingenious Paragon Global Limited (“Ingenious”) was incorporated in the British Virgin Islands (the “BVI”) on May 29, 2008 as a limited liability company with authorized, issued, paid up capital of $50,000, and 50,000 common shares of $1 par value each.  Prior to the completion of RTO on December 30, 2009, the 50,000 common shares were held by Xiaoyan Zhang, Chief Financial Officer of the Company.

(iv)
Guangxi Liuzhou Baicaotang Medicine Co., Ltd. (“Liuzhou BCT”) was established on April 3, 1986 in the PRC as a state-owned enterprise.  On June 20, 2001, Liuzhou BCT was transformed into a joint stock enterprise through management buyout by its management and employees. On December 29, 2007, Liuzhou BCT was transformed into a limited liability company.  Liuzhou BCT is engaged in the distribution of pharmaceutical drugs in the PRC.  Before the acquisition by Forever Well as stated in Note 2(ii), the registered and paid up capital was RMB10,000,000 which were held as to 23.83% by Huitian Tang, 13.44% by Jinghua Li, 10.81% by Wende Wei, 6.81% by Youru Jiang, 6.81% by Chunlin Liu and 6.81% by Bangfu Wang, who are also directors of  Ingenious and Liuzhou BCT. The remaining 31.49% was held by nine stockholders, who are employees of Liuzhou BCT.

(v)
Guangxi Liuzhou Baicaotang Medicine Retail Chain Co., Ltd. (“BCT Retail”), a wholly owned subsidiary of Liuzhou BCT, was established on October 30, 2001 with registered and paid up capital of RMB300,000.  BCT Retail is engaged in the retail sales of pharmaceutical drugs in the PRC.

(vi)
Guangxi Hefeng Pharmaceutical Co., Ltd. (“Hefeng Pharmaceutical”) was established on September 18, 2000 with registered and paid up capital of RMB5,000,000.  Hefeng Pharmaceutical is engaged in the production and sale of drugs for healing of hepatitis, cough, and Parkinson’s disease in the PRC.  On December 31, 2007, Liuzhou BCT entered into an agreement with Jinghua Li to acquire his entire interest in Hefeng Pharmaceutical at a consideration of RMB36,340,064 (equivalent to $4,982,223) which was satisfied by issuance of 13.44% shares of Liuzhou BCT.  The acquisition was completed on January 2, 2008, which was the date Liuzhou BCT obtained the control over Hefeng Pharmaceutical by appointing directors onto the board of directors of Hefeng Pharmaceutical.

2.	Reorganization

The China BCT Pharmacy Group, Inc, and its subsidiaries Liuzhou BCT, Ingenious, Forever Well, and BCT Retail reorganized their group structure (the “Reorganization”) as follows:

(i)
Due to certain regulatory restrictions on a wholly owned foreign enterprise or its wholly owned subsidiary to hold over 50% equity interest in any PRC company which operates more than 30 drug stores in the PRC (the “Drug Stores Restrictions”), Liuzhou BCT sold its 51% equity interest in BCT Retail to Liuzhou Baicaotang Property Management Company Ltd. (“Baicaotang Property”), of which the directors of Ingenious are the controlling stockholders of Baicaotang Property, at a consideration of RMB153,000 on April 1, 2008.  Afterwards, Baicaotang Property pledged its 51% equity interest in BCT Retail to Liuzhou BCT to secure a loan, amounting to RMB153,000, granted by Liuzhou BCT to Baicaotang Property up to December 31, 2015 for the acquisition of the 51% equity interest in BCT Retail.  According to a Repurchase Agreement dated July 31, 2008, Liuzhou BCT was entitled to a preemptive right to repurchase the 51% equity interest in BCT Retail from Baicaotang Property up to the earlier of December 31, 2017 or the removal of the Drug Stores Restrictions.  Before the execution of the preemptive right by Liuzhou BCT, the rights and obligations as a stockholder of the 51% equity interest in BCT Retail are still vested in Liuzhou BCT and the appointment of the board of directors and management is controlled by Liuzhou BCT.

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

(iv)
On December 23, 2009, the Company’s Chief Financial Officer, Xiaoyan Zhang entered into an Earn-In Agreement with the former stockholders of Liuzhou BCT of which the former stockholders of Liuzhou BCT are given the rights to acquire 22,480,000 common shares (Earn-In Shares) of the Company at $300,000 based on their former respective equity interest in Liuzhou BCT immediately before the acquisition by Forever Well as stated in Note 2 (ii) provided that the Company meets the profit targets, representing audited net income of $26 million for 2010 and $28 million for 2011. The former stockholders are allowed to acquire 50% and 50% of Earn-In Shares upon meeting the profit targets for 2010 and 2011, respectively.

Upon the completion of Reorganization on December 23, 2009, the Company, Forever Well, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical are under common control of Huitian Tang, Jinghua Li, Wende Wei, Youru Jiang, Chunlin Liu and Bangfu Wang, who are the directors of the Company and Liuzhou BCT.    The acquisition of Ingenious, Forever Well and Liuzhou BCT has been accounted for as a combination of entities under common control.

3.	Acquisition

During the year ended 2011, the Company acquired the businesses of two sub-distributors and one vendor engaged in packaging of Chinese traditional herbs.  The acquisitions were structured in such a manner that the Company assumed liabilities equal to the estimated fair value of the assets acquired.  No additional consideration was paid, or is payable.  The following summarizes the major class of assets acquired and liabilities assumed at the date of acquisition:

Cash	$36,502
Accounts receivable	4,737,280
Inventory	751,112
Other current assets (a)	5,724,522
Property, plant and equipment	35,006
Account payables	(1,783,102)
Other current liabilities (b)	(9,501,320)

Net assets acquired	$-

(a) Includes amounts due from the Company of $5,397,757 that are eliminated in consolidation.
(b) Includes amounts due to the Company of $4,127,756 that are eliminated in consolidation.

In order to complement the existing store network and help the company to establish a presence in new markets, the Company selectively acquired retail drugstores in both rural and urban areas of Guangxi province. The Company targeted retail stores in prime locations with good brand names, well-developed facilities and customer bases. The Company acquired certain chain stores successively during 2010 as follows:

On February 28, 2010, the Company entered an agreement with Liuzhou City Wubaitang Medical Chain Store Co., Ltd. (柳州市伍佰堂医药连锁有限公司) for the purchase of thirty retail chain stores including the leases of the premises, inventories, and furniture, fixtures and equipment. The Company has paid total consideration for the transaction of $2,495,431 (equivalent to RMB16,482,375). The transaction was completed on April 1, 2010.

On March 29, 2010, the Company entered an agreement with Zhaoping County Laobaixin Pharmacy Chain Store Co., Ltd. (昭平县老百姓大药房连锁有限公司) for the purchase of eighteen retail chain stores including the leases of the premises, inventories, and furniture, fixtures and equipment. The Company has paid total consideration for the transaction of $640,206 (equivalent to RMB4,228,573). The transaction was completed on May 1, 2010.

On April 25, 2010, the Company entered an agreement with Lai Bing Peng Fei Pharmacy Chain Store Co., Ltd. (來宾腾飞药业连锁有限公司) for the purchase of eleven retail chain stores including the leases of the premises, inventories, and furniture, fixtures and equipment. The Company has paid total consideration for the transaction of $1,286,301 (equivalent to RMB8,496,044). The transaction was completed on April 1, 2010.

On September 19, 2010, the Company entered an agreement with Guangxi San Le Da Uao Fang Pharmacy Chain Store Co., Ltd. (广西三乐大药房连锁有限责任公司) for the purchase of fifteen retail chain stores including the leases of the premises, inventories, and furniture, fixtures and equipment. The Company has paid total consideration for the transaction of $715,208 (equivalent to RMB 4,723,969). The transaction was completed on October 1, 2010.

On September 20, 2010, the Company entered an agreement with Rong Shui Sian Jiu Zhou Pharmacy Chain Store Co., Ltd. (融水县九州医药连锁有限公司) for the purchase of eighteen retail chain stores including the leases of the premises, inventories, and furniture, fixtures and equipment. The Company has paid total consideration for the transaction of $900,598 (equivalent to RMB5,948,459). The transaction was completed on October 1, 2010.

The following table summarizes the allocation of the purchase price reflecting the amounts of each major class of assets acquired and liabilities assumed at the date of acquisition of the above acquisitions:

Assets
Inventory	$3,053,859
Furniture, fixtures and equipment, net	2,386,782
VAT Recoverable	144,654
Goodwill	452,449

Net assets acquired	$6,037,744

Cash paid for acquisition	$6,037,744

As of December 31, 2010, the consolidated balance sheet includes goodwill identified upon the above acquisitions amounting to $452,449 which represents the excess of the purchase price over the fair value of the identifiable net assets acquired.

The Company with advice from an independent appraiser has identified all assets acquired including intangible assets which meet either the separability criterion or the contractual-legal criterion in accordance with FASB ASC 805 as of the date of acquisition. No significant identifiable intangible assets inclusive of trademark, product licenses and customers contracts were identified and recognized.

4.	Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of China BCT Pharmacy Group., Inc. and its subsidiaries; Ingenious, Forever Well, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the exclusive reference of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernment entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of US federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Company’s financial statements are prepared in accordance with US GAAP, which may require the use of management estimates and assumptions. The accounts and estimates include, but are not limited to, the valuation of accounts receivable and inventories,  the estimation on useful lives of property, plant and equipment and intangible assets, and goodwill impairment.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2011 and 2010, cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars were placed with banks in the PRC and Hong Kong. For those denominated in RMB, they are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has debt agreements in the PRC. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current assets in the consolidated financial statements.

 Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses of all segments (pharmaceutical distribution, retail pharmacy and manufacturing) and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate resulting in their inability to make payments, a higher allowance may be required.

The Company's general credit sales policy is to provide its customers with credit ranging from one month to six months. Within the period, the Company does not consider the receivables overdue and it does not record any bad debt provision. When sales occur, the Company automatically grants its customers credit for one month to three months. An extended credit period of three to six months may be given upon sales managers’ approvals. Therefore, any receivables within six months do not have any provision for bad debt. Any receivable ranging from six months up to one year, are considered overdue, and will be subject to a bad debt provision of 40%.

As of December 31, 2011, 75% of the Company's accounts receivable was derived from hospitals, community service centers and clinics.  In the PRC, all hospitals and community service centers are owned or controlled by the PRC government.  The Company believes that it is highly unlikely that a liquidation of one of its hospital customers will occur, and that the recovery of debts from hospitals is highly assured. Therefore, it is within the Company's customary practice to grant a longer credit period to those accounts.

Based on the above assessment, management established the general provisioning policy to make allowance equivalent to 40% of gross amount of accounts receivable due between half and one year and 100% of gross amount of accounts receivable due over 1 year.  Additional provisions are made against accounts receivable whenever they are considered doubtful.

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on accounts receivable.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off.  This general provisioning policy has not changed since establishment and management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect it to be changed in the near future.

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

No provision for excess or obsolete inventory was made for the years ended December 31, 2011 and 2010.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost of major improvements are capitalized, and cost of normal repairs and maintenance are expensed as incurred.

Depreciation is computed on the straight-line method over the following estimated useful lives:

	Annual rate	Residual value

Buildings and improvements	2.54% - 9.84%	Nil - 2%
Plant and machinery	7.00% -18.40%	Nil - 10%
Motor vehicles	6.00% -18.40%	10%
Furniture, fixtures and equipment	6.00% -18.40%	10%

Cost and related accumulated depreciation of property sold or otherwise disposed are removed from the accounts, and any resulting gain or loss is included in non-operating income (expense).

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired. Under FASB ASC 805, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. All other intangible assets, pharmaceutical licenses, customer contracts, trademarks, technology know-how and patents, are amortized over their estimated useful lives, which range from one to ten years.

Management assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors. During the year ended December 31, 2011, the Company recorded an impairment loss of $37,355.

Land use right

Land use rights are stated at cost less accumulated amortization.  Amortization is computed using the straight-line method over the terms of the leases ranging from forty to seventy years. The leases term are obtained from the relevant PRC land authority.

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

Revenue recognition

Revenue from sales of the Company’s products in both pharmaceutical distribution and manufacturing segments is recognized upon customer acceptance. This occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as a signed sales contract. The significant risks and rewards of ownership are transferred to the customer at the time when the products are delivered and there is no significant post-delivery obligation to the Company. In addition, the sales price is fixed or determinable and the collection is reasonably assured.  The Company does not provide its customers with contractual rights of return for products.  When there are significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of the sales agreement with its customers in order to determine whether any significant post-delivery performance obligations exist.  Currently sales under both pharmaceutical distribution and manufacturing segments do not include any terms which may impose any significant post-delivery performance obligations on the Company.

Revenue from sales of the Company’s products in its retail segment is recognized upon customer acceptance. This occurs at the time when the product is purchased by the customers at company-owned retail stores, and there is no significant post-delivery obligation, and collection is reasonably assured.  The Company does not have a return policy allowing customers to return the products sold.   When there are any significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the rules and regulations relating to the retail sales of drugs in the PRC in order to determine whether any significant post-delivery performance obligations exist.  Currently, the rules and regulations relating to the retail sales of drugs in the PRC do not include any provisions which may impose significant post-delivery performance obligations on the Company.

Revenue from the sales of the Company’s products represents the invoiced value of goods, net of the value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to the Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT collected on sales may be offset by the VAT paid on purchases of raw and other materials that are included in the cost of producing the Company’s finished products.

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

As of December 31, 2011, the discount rate of 7.73% (2010: 5.81%), which represented the Company’s weighted average borrowing rate of Renminbi loans in the PRC, was adopted to calculate the present value of retirement benefits cost.  An analysis of the provision for retirement benefit costs for the years ended December 31, 2011 and 2010 is as follows:

	As of December 31,
	2011	2010

Balance at beginning of year	$247,175	$260,478
Imputed interest	17,117	17,591
Payments	(48,984)	(39,639)
Translation adjustments	8,914	8,745
Balance at end of year	$224,222	$247,175

Shipping and handling costs

Shipping and handling costs of $842,878 and $679,185 for the years ended December 31, 2011 and 2010, respectively, are expensed as incurred and are included in selling expenses.

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

Store opening costs

Costs incurred in connection with store start-up, such as travel for recruitment, training and setup for new store openings costs are expensed as incurred.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related companies.  As of December 31, 2011 and 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit standing.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable.

During the year ended December 31, 2011 and 2010, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s accounts receivable.

Foreign currency translation

The functional currency of the Company is RMB which is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

Fair value of financial instruments

FASB ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected.  The carrying amounts of both financial assets and liabilities approximate their fair values due to short maturities or the applicable interest rates approximate the current market rates.

Recent accounting standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that provides a consistent definition of fair value and common requirements of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). The guidance states the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets. Enhanced disclosure requirements will require companies to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. For assets and liabilities not recorded at fair value but where fair value is disclosed, companies must report the level in the fair value hierarchy of assets and liabilities. This new guidance is effective for interim and annual periods beginning January 1, 2012, and the Company does not anticipate a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income(Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 , which defers specific requirements to present reclassification adjustments for each component of accumulated other comprehensive income. ASU 2011-05 will be retroactively effective for the Company in the first quarter of 2012.  Since the Company already presents single continuous statements of income and comprehensive income, this adoption will not have a material effect on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company plans to adopt ASU 2011-08 for its annual goodwill impairment test conducted in fiscal 2012.

5.	Income taxes

United States

The Company is subject to the United States of America tax law at tax rates up to 34%.  No provision for US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting periods.

BVI

Ingenious was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Forever Well is subject to the Hong Kong Profits tax at a rate of 16.5%.  No provision for the Hong Kong Profits tax has been made as the Company had no taxable income in this jurisdiction since its incorporation.

PRC

Corporate income tax (“CIT”) to Liuzhou BCT and BCT Retail, was charged at a rate of 25% of assessable profits.

In accordance with the Circular of the State Council on Policies and Measures Pertaining to the Development of the Western Region (“DOWR”), the companies are entitled to a preferential rate of 15%. They are engaged in the projects listed in Guiding Catalogue, and the revenue derived therefrom accounts for over 70% of total revenue. Hefeng Pharmaceutical met this DOWR requirement. It was approved by the tax authority and was granted a preferential tax rate of 15% for fiscal years from 2003 to 2010. During the year 2011, Hefeng Pharmaceutical is subject to CIT at a rate of 25% under the tax law.

The components of the provision (benefit) for income taxes are:

	Year ended December 31,
	2011	2010

Current taxes - PRC	$11,763,106	$9,177,569
Deferred taxes - PRC	(726,806)	(91,463)

	$11,036,300	$9,086,106

The effective income tax expense  differs from the PRC statutory income tax rate of 25% for the years ended December 31, 2011 and 2010 in the PRC as follows :

	Year ended December 31,
	2011	2010

Provision for income taxes at PRC
statutory income tax rate	$10,556,708	$8,693,675
Non-deductible items for tax	1,141,006	1,012,882
Non-assessable items for tax	(301,725)	(181,743)
Under provision in prior year	26,915	73,057
Effect on change in tax rate	(165,314)	-
Tax holiday	-	(538,134)
Others	(221,290)	26,369

	$11,036,300	$9,086,106

During the year ended December 31, 2010, the amount of benefit from tax holiday was $538,134 and the effect on earnings per share was $0.01.

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Under the new CIT Law effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities.  If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation.  Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividend in the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant.  The management evaluated the Company’s overall tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2011 and 2010.

Deferred tax assets/ (liabilities) as of December 31, 2011 and 2010 are composed of the followings:

	As of December 31,
	2011	2010
The PRC
Current deferred tax assets :
Provision and accrued expenses	$742,295	$131,672
Allowance for doubtful debts	185,565	75,550
	$927,860	$207,222

Non current deferred tax assets/ liabilities :
Depreciation of property, plant and equipment	$(147,077)	$(32,046)
Amortization of land use right	538,500	483,356
Amortization of intangible assets	276,086	178,488
	$667,509	$629,798

6.	Earnings per share

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Potential dilutive shares are included from the computation of earnings per share as average market price of the Company’s common stock exceeded the weighted average exercise price of such options, warrants, and/or preferred shares.

For the year ended December 31, 2011, dilutive options to purchase 3,660,000 shares (2,533 weighted average shares) were included in the diluted earnings per share calculation, and potentially dilutive options, warrants and preferred shares of 1,125,000, 2,111,235 and 9,375,000, respectively, were excluded from the diluted earnings per share calculation as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, warrants and preferred shares, and to have included them would have been anti-dilutive.

For the year ended December 31, 2010, dilutive warrants to purchase 351,934 shares (351,934 weighted average shares) were included  in the diluted earnings per share calculation, and potentially dilutive options and warrants of 1,125,000 and 1,759,301, respectively, were excluded from the diluted earnings per share calculation as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and warrants, and to have included them would have been anti-dilutive.

7.	Accounts Receivable, net

	As of December 31,
	2011	2010

Accounts receivables	$119,010,218	$68,891,244
Less : allowance for doubtful accounts	(604,217)	(226,936)

	$118,406,001	$68,664,308

An analysis of the allowance for doubtful accounts for the years ended December 31, 2011 and 2010 is as follows:

	As of December 31,
	2011	2010

Balance at beginning of year	$226,936	$144,397
Allowance for doubtful accounts	367,989	78,068
Translation adjustment	9,292	4,471

Balance at end of year	$604,217	$226,936

No accounts receivable were pledged as collateral under any loan agreements as of December 31, 2011.

8.	Other receivables, prepayments and deposits

	As of December 31,
	2011	2010

Advances to staff	$479,332	$123,500
Prepayments	4,241,956	2,820,372
Other receivables	1,028,768	388,875

	$5,750,056	$3,332,747

9.	Inventories

	As of December 31,
	2011	2010

Raw materials	$1,040,582	$860,993
Work-in-progress	135,533	160,730
Finished goods	13,006,937	9,755,154

	$14,183,052	$10,776,877

10.	Goodwill and other intangible assets, net

	As of December 31,
	2011	2010

Goodwill
Acquisition of retail stores	$432,189	$452,450
Acquisition of Hefeng Pharmaceutical	107,968	107,968

	$540,157	$560,418

Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, technology know-how and patents	118,146	99,892
	1,008,072	989,818
Accumulated amortization	(503,124)	(408,337)

	$504,948	$581,481

During the years ended December 31, 2011 and 2010, amortization expense was $95,493 and $79,346, respectively.

The estimated aggregate amortization expenses for other intangible assets for the future years are as follows:

Year

2012	$92,014
2013	90,399
2014	82,585
2015	79,920
2016	79,920
Thereafter	80,110

$504,948

11.	Property, plant and equipment, net

Property, plant and equipment are stated at cost, as follows:
	As of December 31,
	2011	2010

Buildings and improvements	$13,625,189	$12,750,902
Plant and machinery	1,552,234	1,453,435
Furniture, fixtures and equipment	5,668,331	3,055,934
Motor vehicles	443,048	420,683

	21,288,802	17,680,954
Accumulated depreciation	(4,511,548)	(3,437,366)

	16,777,254	14,243,588
Construction in progress	1,319,808	362,300

	$18,097,062	$14,605,888

(a)	An analysis of buildings, plant and machinery pledged to banks for bank loans (Note 16(d) (i)) is as follows:

	As of December 31,
	2011	2010

Buildings	$5,471,223	$6,669,969
Accumulated depreciation	(1,420,229)	(1,469,600)

	$4,050,994	$5,200,369

(b)	During the reporting periods, depreciation is included in:

	Year ended December 31,
	2011	2010

Cost of sales and overhead expense	$185,131	$156,077
Selling expenses	1,970	4,881
Administrative expenses	832,298	627,073

	$1,019,399	$788,031

12.	Land use rights, net

	As of December 31,
	2011	2010

Land use rights	$16,440,340	$15,848,693
Accumulated amortization	(2,856,205)	(2,426,645)

	$13,584,135	$13,422,048

The Company has obtained land use rights from the relevant PRC land authority for a period ranging from 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of December 31, 2011, and 2010, land use rights with carrying amount of $1,127,907 and $5,239,133, respectively, were pledged to a bank for the loans granted to the Company (Note 16(d) (ii)).

During the years ended December 31, 2011 and 2010, amortization expense was $327,419, and $321,127 respectively.

During the year ended December 31, 2010, land use rights with carrying amounts of $652,576 were sold for $697,495, net of direct costs, resulting in a gain of $44,919.

The estimated aggregate amortization expenses for land use rights for future years are as follows:

Year

2012	$328,267
2013	328,267
2014	328,267
2015	328,267
2016	328,267
Thereafter	11,942,800

$13,584,135

13.	Other payables and accrued expenses

	As of December 31,
	2011	2010

Accrued staff costs	$1,948,760	$1,580,984
VAT and other tax payables	1,570,886	1,086,980
Other payables	874,649	428,455
Deposits received	684,568	962,187
Accrued audit fee	148,220	164,448
Other accrued expenses	263,154	178,006
Registration payment	-	455,896

	$5,490,237	$4,856,956

14.	Amounts due to directors

These amounts are interest free, unsecured and repayable on demand, except to the amount of $47,136 and $75,700 as of December 31, 2011 and 2010, which bears interest at a rate of 24% and 6.96% per annum, respectively.

15.	Amounts due from/to related companies

The related companies are controlled by certain of the Company’s directors including Huitian Tang, Chairman and Chief Executive Officer. These amounts are interest free, unsecured and repayable on demand.

16.	Secured bank loans

	As of December 31,
	2011	2010

Short-term loans - Note 16(a)	$7,227,520	$7,085,520
Current maturities of long-term bank loan	1,808,540	1,812,698

	$9,036,060	$8,898,218

Long-term bank loans - Note 16(b)	$2,015,307	$3,754,305
Less: current maturities	(1,808,540)	(1,812,699)

	$206,767	$1,941,606

(a)	The weighted average interest rates for short-term loans as of December 31, 2011 and 2010 were 7.73% and 5.84% per annum, respectively.

(b)	The long-term loans as of December 31, 2011 bear interest at variable rates ranging from PRC benchmark rate plus 7.68% per annum.

(c)	As of December 31, 2011, the Company’s banking facilities include the following:

	As of December 31,
	2011		2010
	Bills	Secured	Bills	Secured
	Payable	Bank Loans	Payable	Bank Loans

Granted	$2,985,280	$9,242,827	$1,589,700	$10,839,824

Amount utilized	$1,052,096	$9,242,827	$1,334,868	$10,839,824

Unused	$1,933,184	$-	$254,832	$-

Some suppliers request the Company to settle accounts payable by issuance of banker’s acceptance bills, which are interest free with maturity of three months from date of issuance. The Company is required to deposit with the banks equal to 50% of the bills amount at the time of issuance and pay bank charges. These deposits will be used to settle the bills at maturity.

(d)	As of December 31, 2011, the above bank loans were secured by the following:

(i)	Property, plant and equipment with carrying value of $4,050,994 (Note 11);

(ii)	Land use rights with carrying value of $1,127,907 (Note 12);

(iii)	Buildings and land use right owned by related companies which are controlled by certain directors.

During the reporting periods, there was no covenant requirement for the banking facilities granted to the Company.

The aggregate maturities of long-term bank loans as of December 31, 2011 are as follows:

Year

2012	$1,808,540
2013	87,154
2014	94,689
2015	24,924

$2,015,307

17.	Other loans

	As of December 31,
	2011	2010

Other loans	$200,956	$162,664

All other loans are unsecured and repayable on demand. Other loans bear interest at a fixed rate of 2% per month.

18.	Warrant liabilities

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

Upon the completion of a private placement as of February 1, 2010, five-year warrants to purchase up to 514,933 shares of common stock (“Second Batch Warrants”) were issued to investors and classified as financial derivative liabilities at fair value for each reporting period in accordance with FASB ASC 815. The Company determined that the aggregate fair value of warrants issued as of February 1, 2010 was material to the financial statements for the year ended December 31, 2010.  Accordingly, a reallocation was made for the fair value of First Batch Warrants as of December 31, 2009 amounting to $1,294,142 from the Company’s equity to warrant liabilities as of February 1, 2010.  For the Second Batch Warrants, part of the net proceeds amounting to $561,277, representing the fair value as of February 1, 2010, were allocated to warrant liabilities at initial recognition.

The fair value of the warrants was calculated using the binomial model. The assumptions used to calculate fair value of First Batch Warrants and Second Batch Warrants as of December 31, 2011 are as follows:

1.	Expected volatility of 38.33% and 38.66% for First Batch Warrants and Second Batch Warrants, respectively.
2.	Expected dividend yield of 0%.
3.	Risk-free interest rate of 0.406% and 0.426% for First Batch Warrants and Second Batch Warrants, respectively.
4.	Expected lives of 3 years and 3.09 years for First Batch Warrants and Second Batch Warrants, respectively.
5.	Exercise price of $3.81 per share.

As of December 31, 2011, the fair value of warrant liabilities was $190,991 and the corresponding gain on the change in fair value of warrant liabilities of $1,082,202 was recognized in the Company’s statement of operations for the year ended December 31, 2011.

Warrants issued and outstanding, all of which are exercisable at December 31, 2011, are summarized as follows:

Number of shares

First Batch Warrants	1,244,368
Second Batch Warrants	514,933

1,759,301

19.	Commitments and contingencies

a.	Capital commitment

As of December 31, 2011, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

b.	Operating lease commitments

As of December 31, 2011, the Company had non-cancelable operating leases for its retail stores and future minimum lease payments are as follows:

Year

2012	$1,287,908
2013	691,703
2014	228,195
2015	79,309
2016	4,792

$2,291,907

The rental expense relating to the operating leases was $1,324,371 and $824,419 for the years ended December 31, 2011 and 2010, respectively.

c.	Operating lease arrangement

As of December 31, 2011, the Company leases its main facility in the PRC under an operating lease arrangement until 2013. Future minimum lease payments to be received under the non-cancelable operating lease are as follows:

Year

2012	$17,466
2013	3,896

$21,362

d.	Employment agreements

During the 2nd quarter of 2010, the Company entered into employment agreements with Huitian Tang, the Company’s Chairman and CEO, and Xiaoyan Zhang, the Company’s CFO.  The employment agreements were approved by the board of directors and the compensation committee.  The following is a summary of the material provisions of the employment agreements for Mr. Tang and Ms. Zhang:

On May 18, 2010, the Company entered into a new employment agreement with Mr. Tang to employ him as CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which he will be paid RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and additional share-based compensation based upon its 2010 financial performance (see Note 22).  The agreement may be terminated upon mutual agreement between the Company and Mr. Tang in writing.  In addition, the Company shall have the right to unilaterally terminate the agreement under certain circumstances, including among other things, (i) serious violations of the labor laws or the rules or regulations of the Company; (ii) causing serious damage to the interests of the Company; or (iii) Mr. Tang is criminally prosecuted under the law.

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

On May 18, 2010, the Company entered into a new employment agreement with Ms. Zhang to employ her as CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and additional share-based compensation based upon its 2010 financial performance (see Note 22).

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

e.	Distribution agreements

During 2010, the Company entered into separate distribution agreements with three government-owned hospitals, each for a term of three years, pursuant to which the hospitals agreed to further increase our business with them ranging from 30% to 95% of their respective purchase plans for our drugs. We agreed to use our best efforts to fulfill the orders by distributing the drugs under the statutory requirement of the mandated collective tender plan.

During 2011, the Company entered into separate distribution agreements with another three government-owned hospitals for a term of three years, pursuant to which the hospitals agreed to further increase the Company’s business with them from 30% to 40% of their respective purchase plans for its drugs.

In addition to the existing deposits of RMB 23,000,000 ($3,613,760) paid in 2010, the Company made additional deposits totaling RMB 22,000,000 ($3,456,640) for the security of these new distribution agreements entered in 2011. These hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances. The Company entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers’ purchases.

For the years ended December 31, 2011 and 2010, net sales from these government-owned hospital customers was approximately $38,567,000 and $19,074,000, respectively.

20.	Convertible redeemable preferred stock

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

The holders of the Preferred shares may require the Company to redeem all or any portion of the outstanding Preferred Shares upon the occurrence of certain events, including: (a) any change of control of the Company; (b) any substantial asset sale; (c) any consolidation or merger  or acquisition or sale of voting securities of the Company resulting in the holders of the issued and outstanding voting securities of the Company immediately prior to such transaction beneficially owning or controlling less than a majority of the voting securities of the continuing or surviving entity immediately following such transaction; (d) any tender offer, exchange offer or repurchase offer for any common shares; (e) cessation of listing of the common shares (or equity securities of an entity that holds all or substantially all the share capital of the Company) on an internationally recognized exchange; (f) it has been three years since the issue date; (g) cessation of provision of services by Mr. Huitian Tang to the Company or any of its Subsidiaries by reason of resignation, discharge, death, disability, retirement or otherwise.

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

The Company has elected to adjust the carrying amount of the Preferred Shares at each reporting date by applying periodic accretions, using the interest method, so that the carrying amount will be equal to the possible redemption amount at the earliest determinable redemption date of February 28, 2014.  As of December 31, 2011, such accretion amount was $3,890,037 resulting in a carrying amount for the Preferred Shares of $33,385,903 at that date.

21	Statutory and other reserves

Under PRC regulations, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves can be used to make up cumulative prior year losses and are not distributable in the form of cash dividends.

22.	Stock option arrangements

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

On December 19, 2011, we entered into separate stock option agreements with two executive employees, Mr. Tang and Ms. Zhang, and three independent directors, Messrs. Lee, Choi and Chiu, which agreements provide for the grant to the two executive employees of an option to purchase 1,245,000, 830,000 and each of 10,000 for three independent directors of the shares of our common stock at an exercise price of $2.00 per share.  25% of such options shall vest and become exercisable on June 30, 2013, the second 25% of such options shall vest and become exercisable on December 31, 2013, the third 25% of such options shall vest and become exercisable on June 30, 2014 and the remaining 25% of such options shall vest and become exercisable on December 31, 2014, The vesting schedule requires continued employment and/or director’s services through each applicable vesting date as a condition to the vesting of the applicable installment of such options.

On December 19, 2011, we entered into separate stock option agreements with two senior staff, which agreements provide for the grant to the two senior staff to 30,000 shares of our common stock at an exercise price of $2.00 per share.  25% of such options shall vest and become exercisable on June 30, 2013, the second 25% of such options shall vest and become exercisable on December 31, 2013, the third 25% of such options shall vest and become exercisable on June 30, 2014 and the remaining 25% of such options shall vest and become exercisable on December 31, 2014, The vesting schedule requires continued employment’s services through each applicable vesting date as a condition to the vesting of the applicable installment of such options.

Instead of the China BCT Pharmacy Group, Inc. 2010 Omnibus Securities and Incentive Plan (the “Plan”) the Board also has the authority to grant options that are not under the Plan and under that certain Series A Convertible Preferred Shares Purchase Agreement with Milestone Longcheng Limited (the “Milestone”) dated January 18, 2011, as amended, has committed to grant a number of options upon the seating of a director designated by Milestone and such director was seated on March 17, 2011.

Accordingly, on December 19, 2011, the Company granted options to two executive employees. Agreements provide the grant to both individuals of an option to purchase 762,500 shares each of our common stock at an exercise price of $2.00 per share.  50% of such options shall vest and become exercisable immediately and the remaining 50% of such options shall vest and become exercisable on December 31, 2012.

The fair value of options granted to the two executive employees pursuant to the Plan at the date of grant, June 27, 2010 was $1,774,440. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of June 27, 2010 were: 0% dividend yield, expected volatility of 30%, risk-free interest rate of 4.78% and expected lives of ten years. The Company expensed $565,763 in share-based compensation for the year ended December 31, 2011 upon the achievement of 2010 Income Target (2010: $1,208,677).

The fair value of options granted to the three independent directors at the date of grant, July 16, 2010 was $41,010 and was expensed in share-based compensation for the year ended December 31, 2010. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of July 16, 2010 were: 0% dividend yield, expected volatility of 41.8%, risk-free interest rate of 3.427% and expected lives of ten years.

The fair value of options granted to the two senior staff at the date of grant, August 20, 2010 was $15,365. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of August18, 2010 were: 0% dividend yield, expected volatility of 51.31%, risk-free interest rate of 2.46% and expected lives of 5 years. The Company expensed $11,194 and $4,171 in share-based compensation for the years ended December 31, 2011 and 2010 over the requisite service period ended December 31, 2011 for both options.

The fair value of options granted to the two executive employees and three independent directors pursuant to the Plan at the date of grant at December 19, 2011 was $1,405,976. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of December 19, 2011 were: 0% dividend yield, expected volatility of 44.38%, risk-free interest rate of 1.97% and expected lives of ten years. The Company expensed $49,871 in share-based compensation for the year ended December 31, 2011 and the remaining compensation cost of $1,356,105 related to non-vested awards will be recognized over the implied remaining requisite service period of January 1, 2012 through December 31, 2014 for options.

The fair value of options granted to the two senior staff pursuant to the Plan at the date of grant at December 19, 2011 was $19,047. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of December 19, 2011 were: 0% dividend yield, expected volatility of 44.38%, risk-free interest rate of 1.97% and expected lives of ten years. The Company expensed $673 in share-based compensation for the year ended December 31, 2011 and the remaining compensation cost of $18,374 related to non-vested awards will be recognized over the implied remaining requisite service period of January 1, 2012 through December 31, 2014 for options.

The fair value of options granted to the two executive employees other than the Plan at the date of grant was $1,012,854 and was expensed in share-based compensation for the year ended December 31, 2011. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of December 19, 2011 were: 0% dividend yield, expected volatility of 44.38%, risk-free interest rate of 1.97% and expected lives of ten years.

The company expensed the above options in share-based compensation included in administrative expense in the amount of $1,640,355 and $1,253,858 for the years ended December 31, 2011 and 2010, respectively.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at December 31, 2011 had no intrinsic value because the Company’s stock price was lower than all option exercise prices.  A summary of the Company’s stock options issued and outstanding as of and for the year ended December 31, 2011, is presented below:

	Number of options	Exercise Price

Stock options granted and outstanding	3,660,000	$2.00
Stock options granted and outstanding	15,000	$5.00
Stock options granted and outstanding	1,110,000	$4.00

23.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% to employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $719,873 and $883,118 for the years ended December 31, 2011 and 2010, respectively.

24.           Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews the operating results solely by monthly net sales of pharmaceutical distribution, retail pharmacy and manufacturing segments and the operating results of the Company. As such, the Company has determined that the Company has three operating segments as defined by FASB ASC 280, “Segments Reporting”: Pharmaceutical distribution, retail pharmacy and manufacturing.

	Year ended December 31,
	2011	2010

Sales revenue
Pharmaceutical distribution	$190,662,940	$145,390,262
Retail pharmacy	53,266,572	44,593,533
Manufacturing	13,557,626	10,829,465

	$257,487,138	$200,813,260

	Year ended December 31,
	2011	2010

Operating income
Pharmaceutical distribution	$28,895,330	$23,085,979
Retail pharmacy	9,480,261	8,860,674
Manufacturing	7,020,705	5,401,924

	$45,396,296	$37,348,577

	Year ended December 31,
	2011	2010

Depreciation and amortization expenses
Pharmaceutical distribution	$593,284	$543,707
Retail pharmacy	223,356	73,545
Manufacturing	625,671	571,253

	$1,442,311	$1,188,505

	Year ended December 31,
	2011	2010

Assets
Pharmaceutical distribution	$164,525,782	$108,182,966
Retail pharmacy	21,748,464	16,860,112
Manufacturing	19,389,356	16,386,308

	$205,663,602	$141,429,386

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Year ended December 31,
	2011	2010

Total consolidated net sales	$257,487,138	$200,128,260

Total profit for reportable segments	$45,396,296	$37,348,577
Unallocated amounts relating to
operations:
Change in fair value of warrant liabilities	1,082,202	582,226
Interest income	42,146	8
Other income	169,580	212
Share-based compensation	(1,640,355)	(1,253,858)
Provision for registration payment	-	(455,896)
Other general expenses	(2,821,001)	(1,443,464)
Finance costs	(2,038)	(3,107)

Income before income taxes	$42,226,830	$34,774,698

	Year ended December 31,
	2011	2010
Assets

Total assets for reportable segments	$205,663,602	$141,429,386
Cash and cash equivalents	6,918,847	109,650

	$212,582,449	$141,539,036

All of the Company’s long-lived assets and net sales classified based on the customers are located in the PRC.

25.	Related party transactions

Apart from the transactions as disclosed elsewhere in these consolidated financial statements, the Company has entered into the following transactions with its related parties:

Sales to related companies of which certain of the Company’s directors have controlling interests.

Name of related companies	Year ended December 31,
	2011	2010

Liucheng Medicine Company	$48,483	$325,881
Guangxi Tianhu Medicine Limited	$642,526	$9,632
Wuxuan Baicaotang Medicine Limited	$4,836	$29,618
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	$1,065,208	$3,311,379

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2012.

CHINA BCT PHARMACY GROUP, INC.

/s/ Huitian Tang
By: Huitian Tang
Chief Executive Officer and Director (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person whose signature appears below constitutes and appoints Huitian Tang and Xiaoyan Zhang as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Huitian Tang	Chairman of the Board of Directors and Chief Executive Officer	March 30, 2012
Huitian Tang

/s/ Xiaoyan Zhang	Chief Financial Officer and Director	March 30, 2012
Xiaoyan Zhang

/s/ Simon Choi	Director	March 30, 2012
Simon Choi

/s/ Man Wai Chiu	Director	March 30, 2012
Man Wai Chiu

/s/ Yunli Lou	Director	March 30, 2012
Yunli Lou

/s/ Kam-Cheung Chin	Director	March 30, 2012
Kam-Cheung Chin

EXHIBIT INDEX

2.1	Share Exchange Agreement dated December 23, 2009 (1)

3.1	First Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (3)

4.1	Form of Warrant (1)

4.2	Form of Co-Placement Agent Warrant (4)

4.3	Certificate of Designation of Series A Convertible Preferred Shares (2)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (5)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (5)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (5)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Rurol Credence Cooperation of Guangxi (5)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Agricultural Bank of China (5)

10.12	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated February 13, 2006 (5)

10.13	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated March 27, 2006 (5)

10.14	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated April 6, 2006 (5)

10.15	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated May 18, 2006 (5)

10.16	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated December 6, 2006 (5)

10.17	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated December 29, 2008 (5)

10.18	Loan Agreement dated February 8, 2007 by and between Huitian Tang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.19	Confirmation Agreement dated December 31, 2008 by and among Huitian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.20	Loan Agreement dated February 12, 2007 by and between Jiang You Ru and Industrial and Commercial Bank of China Guangxi Branch (5)

10.21	Confirmation Agreement dated December 31, 2008 by and among Jiang You Ru, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.22	Lock-Up Agreement, dated December 23, 2009 (5)

10.23	Employment Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd., China BCT Pharmacy Group, Inc. and Huitian Tang (6)

10.24	Employment Agreement dated May 18, 2010 by and between Forever Well Asia Pacific Limited, China BCT Pharmacy Group, Inc. and Xiaoyan Zhang (6)

10.25	Earn-in Agreement dated December 30, 2009 (7)

10.26	Shares Pledge Agreement dated May 3, 2008 (7)

10.27	Shares Pledge Agreement dated March 31, 2009 (7)

10.28	Termination Agreement dated March 2, 2010 (7)

10.29	Share Transfer Agreement by and between He Wenheng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.30	Share Transfer Agreement by and between Jia Junwen and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.31	Share Transfer Agreement by and between Jiang Qifeng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.32	Share Transfer Agreement by and between Jiang Youru and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.33	Share Transfer Agreement by and between Li Jinghua and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.34	Share Transfer Agreement by and between Liu Chunlin and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.35	Share Transfer Agreement by and between Liu Gongchun and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.36	Share Transfer Agreement by and between Meng Yuangang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.37	Share Transfer Agreement by and between Tan Yujing and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.38	Share Transfer Agreement by and between Ye Yuanjian and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.39	Share Transfer Agreement by and between Wang Bangfu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.40	Share Transfer Agreement by and between Wei Wende and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.41	Share Transfer Agreement by and between Yang Xiaojian and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.42	Share Transfer Agreement by and between Zhang Qingqiu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.43	Share Transfer Agreement by and between Zhao Ming’an and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.44	Amendment No. 1 to Earn-in Agreement, by and between Xiaoyan Zhang and the Buyers named thererin, dated May 19, 2010 (5)

10.45	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.46	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.47	Proxy Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd., dated May 19, 2010 (5)

10.48	Form of sales agreement with related parties (7)

10.49	Independent Director Agreement of Simon Choi (8)

10.50	Independent Director Agreement of Man Wai Chiu (8)

10.51	Independent Director Agreement of Kam-Cheung Chin *

10.52	2010 Omnibus Securities and Incentive Plan (9)

10.53	Stock Option Agreement between the Registrant and Huitian Tang made as of June 27, 2010 (9)

10.54	Stock Option Agreement between the Registrant and Xiaoyan Zhang made as of June 27, 2010 (9)

10.55	Stock Option Agreement between the Registrant and Eng Leong Lee made as of July 16, 2010 (7)

10.56	Stock Option Agreement between the Registrant and Simon Choi made as of July 16, 2010 (7)

10.57	Stock Option Agreement between the Registrant and Man Wai Chiu made as of July 16, 2010 (7)

10.58	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Huitian Tang (7)

10.59	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Xiaoyan Zhang (7)

10.60	Asset Transfer Agreement dated February 28, 2010 by and between Liuzhou Wubaitang Medicine Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.61	Asset Transfer Agreement dated March 29, 2010 by and between Zhaoping County Laobaixin Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.62	Asset Transfer Agreement dated April 25, 2010 by and between Lai Bing Peng Fei Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.63	Form of Retail Chain Leasing Contract (7)

10.64	Entrust Shareholding Agreement Between Liuzhou BCT Shareholders and Ms. Xiaoyan Zhang on Ingenious Dated July 21, 2008 (11)

10.65	Series A Convertible Preferred Shares Purchase Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.66	Registration Rights Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.67	Shareholders Agreement, by and among the Company, Milestone Longcheng Limited, certain shareholders of the Company and Mr. Tian Hui Tang as representative for the shareholders (10)

10.68	Form of Stock Option Agreement – Not Granted Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

10.69	Form of Stock Option Agreement Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

14	Code of Ethics and Business Conduct (8)

21	List of Subsidiaries (4)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on March 3, 2011.
(3)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on March 3, 2010.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed on May 27, 2010.
(6)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2010.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed July 29, 2010.
(8)	Incorporated by reference to the Company’s Form 8-K filed on June 9, 2010.
(9)	Incorporated by reference to the Company’s Form 8-K filed on June 29, 2010.
(10)	Incorporated by reference to the Company’s Form 8-K filed on January 18, 2011.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 20, 2010.
(12)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2011.

* Filed herewith.

** Furnished herewith