Form 10-K/A
period 2011-12-31
China BCT Pharmacy Group, Inc.
filed 2012-04-06
CIK 1399356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
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

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA BCT PHARMACY GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

  Explanatory Note

China BCT Pharmacy Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2011 (the “Original Form 10-K”), to amend our Original Form 10-K to include a revised Report of Independent Registered Public Accounting Firm, which was inadvertently provided without a date.  The report, with the correct date of March 30, 2011, is included with this Amendment No. 1.  We have also added an additional clarifying footnote to our Financial Statements stating that, since December 31, 2011, we have concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.  No other changes to the Original Form 10-K have been made.

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

●
The World Bank projected that the inflation rate in China in 2011 should moderate after having risen in March 2011 (World Bank “China Quarterly Update” from April 27, 2011)
(See http://www-wds.worldbank.org/external/default/WDSContentServer/WDSP/IB/2011/04/29/000356161 _20110429003758/Rendered/PDF/614000Replacem1Quarterly1April12011.pdf)

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

●
The World Bank projected that the inflation rate in China in 2011 should moderate after having risen in March 2011 (World Bank “China Quarterly Update” from April 27, 2011)
(See http://www-wds.worldbank.org/external/default/WDSContentServer/WDSP/IB/2011/04/29/000356161_ 20110429003758/Rendered/PDF/614000Replacem1Quarterly1April12011.pdf); and

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

(b)        Exhibits.

2.1	Share Exchange Agreement dated December 23, 2009 (1)

3.1	First Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (3)

4.1	Form of Warrant (1)

4.2	Form of Co-Placement Agent Warrant (4)

4.3	Certificate of Designation of Series A Convertible Preferred Shares (2)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (5)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (5)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (5)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Rurol Credence Cooperation of Guangxi (5)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Agricultural Bank of China (5)

10.12	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated February 13, 2006 (5)

10.13	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated March 27, 2006 (5)

10.14	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated April 6, 2006 (5)

10.15	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated May 18, 2006 (5)

10.16	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated December 6, 2006 (5)

10.17	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated December 29, 2008 (5)

10.18	Loan Agreement dated February 8, 2007 by and between Huitian Tang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.19	Confirmation Agreement dated December 31, 2008 by and among Huitian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.20	Loan Agreement dated February 12, 2007 by and between Jiang You Ru and Industrial and Commercial Bank of China Guangxi Branch (5)

10.21	Confirmation Agreement dated December 31, 2008 by and among Jiang You Ru, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.22	Lock-Up Agreement, dated December 23, 2009 (5)

10.23	Employment Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd., China BCT Pharmacy Group, Inc. and Huitian Tang (6)

10.24	Employment Agreement dated May 18, 2010 by and between Forever Well Asia Pacific Limited, China BCT Pharmacy Group, Inc. and Xiaoyan Zhang (6)

10.25	Earn-in Agreement dated December 30, 2009 (7)

10.26	Shares Pledge Agreement dated May 3, 2008 (7)

10.27	Shares Pledge Agreement dated March 31, 2009 (7)

10.28	Termination Agreement dated March 2, 2010 (7)

10.29	Share Transfer Agreement by and between He Wenheng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.30	Share Transfer Agreement by and between Jia Junwen and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.31	Share Transfer Agreement by and between Jiang Qifeng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.32	Share Transfer Agreement by and between Jiang Youru and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.33	Share Transfer Agreement by and between Li Jinghua and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.34	Share Transfer Agreement by and between Liu Chunlin and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.35	Share Transfer Agreement by and between Liu Gongchun and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.36	Share Transfer Agreement by and between Meng Yuangang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.37	Share Transfer Agreement by and between Tan Yujing and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.38	Share Transfer Agreement by and between Ye Yuanjian and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.39	Share Transfer Agreement by and between Wang Bangfu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.40	Share Transfer Agreement by and between Wei Wende and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.41	Share Transfer Agreement by and between Yang Xiaojian and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.42	Share Transfer Agreement by and between Zhang Qingqiu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.43	Share Transfer Agreement by and between Zhao Ming’an and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.44	Amendment No. 1 to Earn-in Agreement, by and between Xiaoyan Zhang and the Buyers named thererin, dated May 19, 2010 (5)

10.45	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.46	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.47	Proxy Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd., dated May 19, 2010 (5)

10.48	Form of sales agreement with related parties (7)

10.49	Independent Director Agreement of Simon Choi (8)

10.50	Independent Director Agreement of Man Wai Chiu (8)

10.51	Independent Director Agreement of Kam-Cheung Chin (13)

10.52	2010 Omnibus Securities and Incentive Plan (9)

10.53	Stock Option Agreement between the Registrant and Huitian Tang made as of June 27, 2010 (9)

10.54	Stock Option Agreement between the Registrant and Xiaoyan Zhang made as of June 27, 2010 (9)

10.55	Stock Option Agreement between the Registrant and Eng Leong Lee made as of July 16, 2010 (7)

10.56	Stock Option Agreement between the Registrant and Simon Choi made as of July 16, 2010 (7)

10.57	Stock Option Agreement between the Registrant and Man Wai Chiu made as of July 16, 2010 (7)

10.58	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Huitian Tang (7)

10.59	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Xiaoyan Zhang (7)

10.60	Asset Transfer Agreement dated February 28, 2010 by and between Liuzhou Wubaitang Medicine Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.61	Asset Transfer Agreement dated March 29, 2010 by and between Zhaoping County Laobaixin Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.62	Asset Transfer Agreement dated April 25, 2010 by and between Lai Bing Peng Fei Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.63	Form of Retail Chain Leasing Contract (7)

10.64	Entrust Shareholding Agreement Between Liuzhou BCT Shareholders and Ms. Xiaoyan Zhang on Ingenious Dated July 21, 2008 (11)

10.65	Series A Convertible Preferred Shares Purchase Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.66	Registration Rights Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.67	Shareholders Agreement, by and among the Company, Milestone Longcheng Limited, certain shareholders of the Company and Mr. Tian Hui Tang as representative for the shareholders (10)

10.68	Form of Stock Option Agreement – Not Granted Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

10.69	Form of Stock Option Agreement Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

14	Code of Ethics and Business Conduct (8)

21	List of Subsidiaries (4)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on March 3, 2011.
(3)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on March 3, 2010.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed on May 27, 2010.
(6)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2010.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed July 29, 2010.
(8)	Incorporated by reference to the Company’s Form 8-K filed on June 9, 2010.
(9)	Incorporated by reference to the Company’s Form 8-K filed on June 29, 2010.
(10)	Incorporated by reference to the Company’s Form 8-K filed on January 18, 2011.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 20, 2010
(12)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2011.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

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
March 30 , 2011

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

Apart from the transactions as disclosed elsewhere in these consolidated financial statements, the Company has entered into the following transactions with its related parties:

Sales to related companies of which certain of the Company’s directors have controlling interests.

Name of related companies	Year ended December 31,
	2011	2010

Liucheng Medicine Company	$48,483	$325,881
Guangxi Tianhu Medicine Limited	$642,526	$9,632
Wuxuan Baicaotang Medicine Limited	$4,836	$29,618
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	$1,065,208	$3,311,379

26.	Subsequent events

The Company has evaluated its activities subsequent to December 31, 2011 and has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 6 , 2012.

CHINA BCT PHARMACY GROUP, INC.

/s/ Huitian Tang
By: Huitian Tang
Chief Executive Officer and Director (principal executive officer)

EXHIBIT INDEX

2.1	Share Exchange Agreement dated December 23, 2009 (1)

3.1	First Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (3)

4.1	Form of Warrant (1)

4.2	Form of Co-Placement Agent Warrant (4)

4.3	Certificate of Designation of Series A Convertible Preferred Shares (2)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (5)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (5)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (5)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Rurol Credence Cooperation of Guangxi (5)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Agricultural Bank of China (5)

10.12	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated February 13, 2006 (5)

10.13	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated March 27, 2006 (5)

10.14	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated April 6, 2006 (5)

10.15	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated May 18, 2006 (5)

10.16	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated December 6, 2006 (5)

10.17	Loan Agreement by and between Li Jin Hua and Guangxi Hefeng Pharmaceutical Co., Limited dated December 29, 2008 (5)

10.18	Loan Agreement dated February 8, 2007 by and between Huitian Tang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.19	Confirmation Agreement dated December 31, 2008 by and among Huitian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.20	Loan Agreement dated February 12, 2007 by and between Jiang You Ru and Industrial and Commercial Bank of China Guangxi Branch (5)

10.21	Confirmation Agreement dated December 31, 2008 by and among Jiang You Ru, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.22	Lock-Up Agreement, dated December 23, 2009 (5)

10.23	Employment Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd., China BCT Pharmacy Group, Inc. and Huitian Tang (6)

10.24	Employment Agreement dated May 18, 2010 by and between Forever Well Asia Pacific Limited, China BCT Pharmacy Group, Inc. and Xiaoyan Zhang (6)

10.25	Earn-in Agreement dated December 30, 2009 (7)

10.26	Shares Pledge Agreement dated May 3, 2008 (7)

10.27	Shares Pledge Agreement dated March 31, 2009 (7)

10.28	Termination Agreement dated March 2, 2010 (7)

10.29	Share Transfer Agreement by and between He Wenheng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.30	Share Transfer Agreement by and between Jia Junwen and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.31	Share Transfer Agreement by and between Jiang Qifeng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.32	Share Transfer Agreement by and between Jiang Youru and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.33	Share Transfer Agreement by and between Li Jinghua and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.34	Share Transfer Agreement by and between Liu Chunlin and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.35	Share Transfer Agreement by and between Liu Gongchun and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.36	Share Transfer Agreement by and between Meng Yuangang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.37	Share Transfer Agreement by and between Tan Yujing and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.38	Share Transfer Agreement by and between Ye Yuanjian and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.39	Share Transfer Agreement by and between Wang Bangfu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.40	Share Transfer Agreement by and between Wei Wende and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.41	Share Transfer Agreement by and between Yang Xiaojian and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.42	Share Transfer Agreement by and between Zhang Qingqiu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.43	Share Transfer Agreement by and between Zhao Ming’an and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.44	Amendment No. 1 to Earn-in Agreement, by and between Xiaoyan Zhang and the Buyers named thererin, dated May 19, 2010 (5)

10.45	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.46	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.47	Proxy Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd., dated May 19, 2010 (5)

10.48	Form of sales agreement with related parties (7)

10.49	Independent Director Agreement of Simon Choi (8)

10.50	Independent Director Agreement of Man Wai Chiu (8)

10.51	Independent Director Agreement of Kam-Cheung Chin (13)

10.52	2010 Omnibus Securities and Incentive Plan (9)

10.53	Stock Option Agreement between the Registrant and Huitian Tang made as of June 27, 2010 (9)

10.54	Stock Option Agreement between the Registrant and Xiaoyan Zhang made as of June 27, 2010 (9)

10.55	Stock Option Agreement between the Registrant and Eng Leong Lee made as of July 16, 2010 (7)

10.56	Stock Option Agreement between the Registrant and Simon Choi made as of July 16, 2010 (7)

10.57	Stock Option Agreement between the Registrant and Man Wai Chiu made as of July 16, 2010 (7)

10.58	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Huitian Tang (7)

10.59	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Xiaoyan Zhang (7)

10.60	Asset Transfer Agreement dated February 28, 2010 by and between Liuzhou Wubaitang Medicine Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.61	Asset Transfer Agreement dated March 29, 2010 by and between Zhaoping County Laobaixin Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.62	Asset Transfer Agreement dated April 25, 2010 by and between Lai Bing Peng Fei Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.63	Form of Retail Chain Leasing Contract (7)

10.64	Entrust Shareholding Agreement Between Liuzhou BCT Shareholders and Ms. Xiaoyan Zhang on Ingenious Dated July 21, 2008 (11)

10.65	Series A Convertible Preferred Shares Purchase Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.66	Registration Rights Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.67	Shareholders Agreement, by and among the Company, Milestone Longcheng Limited, certain shareholders of the Company and Mr. Tian Hui Tang as representative for the shareholders (10)

10.68	Form of Stock Option Agreement – Not Granted Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

10.69	Form of Stock Option Agreement Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

14	Code of Ethics and Business Conduct (8)

21	List of Subsidiaries (4)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on March 3, 2011.
(3)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on March 3, 2010.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed on May 27, 2010.
(6)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2010.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed July 29, 2010.
(8)	Incorporated by reference to the Company’s Form 8-K filed on June 9, 2010.
(9)	Incorporated by reference to the Company’s Form 8-K filed on June 29, 2010.
(10)	Incorporated by reference to the Company’s Form 8-K filed on January 18, 2011.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 20, 2010.
(12)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2011.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012 .

* Filed herewith.

** Furnished herewith