Form 10-K/A
period 2011-12-31
China BCT Pharmacy Group, Inc.
filed 2012-04-25
CIK 1399356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2 )

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

As of March 29, 2012 there were 38,154,340 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA BCT PHARMACY GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

 Explanatory Note

China BCT Pharmacy Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Form 10-K”) to (i) correct a typographical error in the Original 10-K and in Amendment No. 1 to the Original 10-K with regard to the date of the Report of Independent Registered Public Accounting Firm, (ii) to amend Item 13 of Part III to make certain corrections to amounts reported in tables relating to transactions with related companies and (iii) to correct typographical errors to certain date references that should have referenced the date of filing of the Original Form 10-K – March 30, 2012.  The report, with the correct date of March 30, 2012, is included with this Amendment No. 2.  No other changes to the Original Form 10-K or Amendment No. 1 have been made and this Amendment No. 2 does not modify or update in any way disclosures made in the Original Form 10-K or Amendment No. 1.

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

Employees

As of March 30, 2012, we had 1,559 full-time employees and no part-time employees.

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

ITEM 9B.           OTHER INFORMATION

None

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and directors as of March 30, 2012 . Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the board, or his or her successor is elected and qualified.

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

In addition, we also entered into the following sales transactions at market prices with related parties pursuant to a standard form of purchase agreement and we have continued to enter into such transactions:

	Year ended	Year ended
	December 31,	December 31,
Sales of goods to related parties	2011	2010
Liucheng Medicine Limited (1)	$48,483	$325,881
Guangxi Tianhu Medicine Limited (2)	642,535	9,632
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch (3)	1,065,208	3,311,379
Wuxuan Baicaotang Medicine Limited (4)	4,836	29,618
	$1,761,062	$3,676,510

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

	Year ended December 31,			Year ended December 31,
	2011			2010
Names of related parties	Repayment of principal	Maximum balance	Outstanding	Repayment of principal	Maximum balance	Outstanding	Remark
Liucheng Medicine Limited	$108,820	$109,820	$-	$18,759	$128,579	$109,820	(1)
Baicaotang Property Development Limited	-	37,604	37,604	-	$29,399	$29,399	(1)
	$108,820	$147,424	$37,604	$18,759	$157,978	$139,219

(1)	See Notes 1, 2 and 3 in the table immediately above.

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

* Filed herewith.

** Previously furnished with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed on April 6, 2012, and incorporated herein by reference.

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
March 30, 201 2

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 25 , 2012.

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

* Filed herewith.

** Previously furnished with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed on April 6, 2012, and incorporated herein by reference.