Form 10-Q
period 2012-03-31
China BCT Pharmacy Group, Inc.
filed 2012-05-21
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒  No  ☐

As of May 11, 2012, the registrant had 38,154,340 shares of common stock outstanding.

  PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

China BCT Pharmacy Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	2012	2011

Sales revenue	$71,245,359	$58,603,240
Cost of sales	54,733,383	44,996,039
Gross profit	16,511,976	13,607,201

Operating expenses
Administrative expenses	1,997,298	3,030,695
Selling expenses	2,380,949	1,944,585
Total operating expenses	4,378,247	4,975,280

Income from operations	12,133,729	8,631,921

Non-operating income (expense)
Interest income	5,349	1,827
Other income	164,440	22,196
Change in fair value of warrant liabilities	(42,724)	275,382
Other expenses	(1,208)	-
Finance costs	(221,908)	(194,058)
Total non-operating income (expense)	(96,051)	105,347

Income before income taxes	12,037,678	8,737,268
Income taxes	(3,132,557)	(2,487,797)
Net income	8,905,121	6,249,471
Other comprehensive income
Foreign currency translation adjustments	887,498	353,910

Total comprehensive income	$9,792,619	$6,603,381

Earnings per share : Basic and diluted	$0.20	$0.15

Weighted average number of shares outstanding:
Basic and diluted	38,154,340	38,154,340

Reconciliation of net income to applicable income to common stock:
Net income	$8,905,121	$6,249,471
Less: dividends and accretion on preferred stock	1,167,011	389,004
Income applicable to common stock	$7,738,110	$5,860,467

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(*)

Assets
Current assets
Cash and cash equivalents	$31,590,786	$31,479,528
Restricted cash	702,836	1,052,096
Accounts receivable, net	137,626,354	118,406,001
Bills receivable	167,170	33,052
Amounts due from related companies	256,574	255,169
Other receivables, prepayments and deposits	8,803,837	5,750,056
Inventories	19,724,650	14,183,052
Deferred income taxes	913,110	927,860
Total current assets	199,785,317	172,086,814

Property, plant and equipment, net	18,968,321	18,097,062
Land use rights, net	13,584,030	13,584,135
Long-term deposits	7,273,060	7,070,400
Goodwill	542,881	540,157
Other intangible assets, net	483,459	504,948
Deferred income taxes	677,071	667,509
Other investment	31,622	31,424
Total assets	$241,345,761	$212,582,449

(*) Derived from audited financial statements.
See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(*)

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$62,733,066	$42,290,191
Bills payable	1,405,672	2,104,192
Other payables and accrued expenses	4,138,729	5,490,237
Amounts due to directors	172,247	168,246
Amounts due to related companies	34,146	37,604
Income taxes payable	3,087,507	2,726,869
Secured bank loans	9,093,996	9,036,060
Other loans	193,052	200,956
Retirement benefit costs	55,089	46,854
Total current liabilities	80,913,504	62,101,209

Secured long-term bank loans	187,637	206,767
Warrant liabilities	233,715	190,991
Retirement benefit costs	172,732	177,368

Total liabilities	81,507,588	62,676,335

Commitments and contingencies

Convertible redeemable preferred stock
Series A convertible redeemable preferred stock;
$0.001 par value; 20,000,000 shares authorized;
9,375,000 shares issued and outstanding	34,552,914	33,385,903

Stockholders’ equity
Common stock: par value $0.001 per share
150,000,000 shares authorized and 38,154,340 shares issued
and outstanding	38,154	38,154
Additional paid-in capital	18,413,206	18,273,766
Statutory and other reserves	6,851,002	6,851,002
Accumulated other comprehensive income	9,796,653	8,909,155
Retained earnings	90,186,244	82,448,134
Total stockholders’ equity	125,285,259	116,520,211
Total liabilities and stockholders’ equity	$241,345,761	$212,582,449

(*) Derived from audited financial statements.
See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$8,905,121	$6,249,471
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	403,214	364,481
Deferred taxes	14,985	(1,360)
Share-based compensation expense	139,440	568,523
Change in fair value of warrant liabilities	42,724	(275,382)
Changes in operating assets and liabilities:
Accounts receivable	(18,488,308)	13,847,009
Bills receivable	(134,011)	-
Other receivables, prepayments and deposits	(3,019,841)	(444,695)
Inventories	(5,456,370)	1,126,770
Accounts payable	20,191,721	(2,528,003)
Bills payable	(712,319)	(305,401)
Other payables and accrued expenses	(1,396,331)	264,661
Retirement benefit costs	2,188	(5,985)
Income taxes payable	343,717	(33,875)
Total adjustments	(8,069,191)	12,576,743

Net cash flows provided by operating activities	$835,930	$18,826,214

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2012	2011

Cash flows from investing activities
Additions to property, plant and equipment	$(1,053,384)	$(15,045)
Payments to acquire intangible assets	(334)	-
Change in long-term deposits	(158,230)	(1,214,080)

Net cash flows used in investing activities	(1,211,948)	(1,229,125)

Cash flows from financing activities
Repayments to related companies	(3,495)	(1,495,952)
Change in restricted cash	356,159	152,692
Repayments from directors	2,943	2,559
Net proceeds received from placement of preferred stock	-	29,495,866
Repayments of bank loans	(19,447)	(3,174,005)

Net cash flows provided by financing activities	336,160	24,981,160

Effect of foreign currency translation on cash and cash equivalents	151,116	37,192

Net increase in cash and cash equivalents	111,258	42,615,441

Cash and cash equivalents - beginning of period	31,479,528	20,157,112

Cash and cash equivalents - end of period	$31,590,786	$62,772,553

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$125,497	$175,386
Income taxes	$2,773,856	$2,523,032

Non-cash financing and investing activities
Dividends and accretion on preferred stock	$1,167,011	$389,004

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Equity
(Unaudited)
(Stated in US Dollars)

				Statutory	Accumulated
			Additional	and	other
	Common stock		paid-in	surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, December 31, 2011	38,154,340	$38,154	$18,273,766	$6,851,002	$8,909,155	$82,448,134	$116,520,211
Net income	-	-	-	-	-	8,905,121	8,905,121
Foreign currency translation adjustments	-	-	-	-	887,498	-	887,498
Share-based compensation	-	-	139,440	-	-	-	139,440
Accretion of preferred stock to redemption value	-	-	-	-	-	(1,167,011)	(1,167,011)

Balance, March 31, 2012	38,154,340	$38,154	$18,413,206	$6,851,002	$9,796,653	$90,186,244	$125,285,259

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

1.	Corporate information

China Baicaotang Medicine Limited (the “Company”), formerly known as Purden Lake Resource Corp., which changed its name on December 24, 2009, was incorporated in the State of Delaware on November 30, 2006 as a limited liability company.  The name of the Company was changed from China Baicaotang Medicine Limited to China BCT Pharmacy Group, Inc. on March 25, 2010.

The Company is principally engaged in the production, distribution and retailing drugs in the People’s Republic of China (the “PRC”).

Currently the Company has five subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities
Ingenious Paragon Global Limited (“Ingenious”)	British Virgin Islands (“BVI”) / May 29, 2008	100%	Authorized, issued and fully paid 50,000 common shares of $1 par value each	Investment holding

Forever Well Asia Pacific Limited (“Forever Well”)	Hong Kong / January 10, 2008	100%	Authorized, issued and fully paid 10,000 common shares of HK$1 par value each	Investment holding

Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”)	PRC / April 3, 1986	100%	Registered and fully paid up capital of RMB182,531,345	Investment holding and distribution of drugs

Guangxi Liuzhou Baicaotang Medicine Retail Limited (“BCT Retail”)	PRC / October 30, 2001	100%	Registered and fully paid up capital of RMB3,000,000	Retail sales of drugs

Guangxi Hefeng Pharmaceutical Company Limited (“Hefeng Pharmaceutical”)	PRC / September 18, 2000	100%	Registered and fully paid up capital of RMB5,000,000	Production and sales of drugs

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

2.	Basis of presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Use of estimates

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the exclusive reference of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernment entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of US federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The Company’s financial statements are prepared in accordance with US GAAP, which may require the use of management estimates and assumptions.  The accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, warrant liabilities and share-based compensation,   the estimation on useful lives of property, plant and equipment and intangible assets, and goodwill impairment.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of March 31, 2012 and December 31, 2011, the cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars placed with banks in the PRC and Hong Kong.  Those denominated in RMB are not freely convertible into foreign currencies, and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions.  These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has debt agreements in the PRC.  Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current assets in the consolidated financial statements

Allowance for doubtful accounts

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

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from three to six months in the normal course of business.  The Company does not accrue interest on accounts receivable.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to a saleable condition.  The Company’s reserve requirements generally fluctuate based on projected inventory demand, market conditions and product life cycles.  In determining the adequate level of inventories to have on hand, management projects inventory demand and compares it to the current or committed inventory levels.  Inventory quantities and expiration dates are regularly reviewed and provisions for excess or obsolete inventory are recorded based on the expiration dates and the Company’s forecast of demand and market conditions.

No provision for excess or obsolete inventory was deemed necessary as of March 31, 2012 and December 31, 2011.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost includes the purchase price of the asset and other costs incurred to place the asset into service.

Depreciation is computed by using the straight-line method over estimated useful lives.  The principal depreciation rates are as follows:

	Annual rate	Residual value
Buildings	2.54-9.84%	Nil – 2%
Plant and machinery	7-18.4%	Nil – 10%
Motor vehicles	6-18.4%	10%
Furniture, fixtures and equipment	6-18.4%	10%

Construction in progress mainly represents expenditures related to the renovations of retail stores and office expansion.  All direct costs are capitalized as construction in progress.  No depreciation is provided with respect to construction in progress.

Maintenance and repairs are expensed as incurred.  Cost and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts and any resulting gain or loss is included in operations.

Goodwill and intangible assets

The Company applies the provisions of FASB ASC 805, “Goodwill and Intangible Assets”.  Under FASB ASC 805, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually.

Goodwill, with an infinite useful life, is stated at cost less any accumulated impairment.

Pharmaceutical licenses, customer contracts, trademarks, technology know-how and patents are stated at cost less accumulated amortization.  Amortization is computed by using the straight-line method over their useful lives as follows:

Pharmaceutical licenses	10 years
Customer contracts, trademarks, technology know-how and patents	1-3 years

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is computed by using the straight-line method over the terms of the leases of 40 to 70 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with FASB ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.”  The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Revenue recognition

Revenue from the sales of the Company’s products in the pharmaceutical distribution and manufacturing segments is recognized upon customer acceptance.  This occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as a signed sales contract.  The significant risks and rewards of ownership are transferred to the customers at the time when the products are delivered and there is no significant post-delivery obligation to the Company.  In addition, the sales price is fixed or determinable and collection is reasonably assured.  The Company does not provide customers with contractual rights of return for products.  When there are significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the terms of each sales agreement with the customer in order to determine whether any significant post-delivery performance obligations exist.  Currently, sales under both the pharmaceutical distribution and manufacturing segments do not include any terms which may impose any significant post-delivery performance obligations on the Company.

Revenue from sales of the Company’s products in the retail pharmacy segment is recognized upon customer acceptance.  This occurs at the time when the product is purchased by the retail customers at the Company’s retail stores, and there is no significant post-delivery obligation, and collection is reasonably assured.  The Company does not have a return policy allowing customers to return the products sold.  When there are any significant post-delivery performance obligations, revenue is recognized only after such obligations are fulfilled.  The Company evaluates the rules and regulations relating to the retail sales of drugs in the PRC in order to determine whether any significant post-delivery performance obligations exist.  Currently, the rules and regulations relating to the retail sales of drugs in the PRC do not include any provisions which may impose significant post-delivery performance obligations on the Company.

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

Retirement benefit costs

Liuzhou BCT adopted a retirement plan to provide for eligible employees who were hired prior to April 23, 2002.  These eligible employees are entitled to receive certain amounts upon termination or retirement from the Company.  The amounts are based on the employee’s years of service in Liuzhou BCT up to April 23, 2002.  The obligation for retirement benefit costs is recorded at the present value of the cost that is expected to settle the obligation.  Employees hired after April 23, 2002 are not entitled to participate in this retirement plan.

Shipping and handling costs

Shipping and handling costs are expensed as incurred and are included in selling expenses.

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

Vendor allowances

The Company receives allowances from certain vendors.  These allowances are received for a variety of buying activities, such as volume purchase allowance associated with vendor programs.  Consideration received from a vendor is a reduction in the cost of the inventory and is recognized as a reduction in the cost of sales.  The Company also receives promotional allowance funds for specific vendor-sponsored programs per the applicable agreements.  These potential allowance funds are recognized as a reduction in the cost of sales as the program occurs.

Store opening costs

Costs incurred with retail store start-up costs, such as travel for recruitments, training and setup of new store openings are expensed as incurred.

Dividends

Dividends are recorded in the Company’s financial statements in the period when they are declared.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related companies.  As of March 31, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit standing.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts for accounts receivable.

During the three months ended March 31, 2011 and 2010, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s accounts receivable.

Foreign currency translation

The functional currency of the Company is RMB which is not freely convertible into foreign currencies.  The Company maintains its financial records in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of any dilutive securities outstanding during the periods.

Fair value of financial instruments

FASB ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected.  The carrying amounts of the financial assets and liabilities approximate their fair values due to short maturities or the applicable interest rates approximate the current market rates.

4.             Income taxes

United States

The Company is subject to the United States of America tax law at tax rates up to 38%.  No provision for the US federal income taxes has been made as the Company had no taxable income under this jurisdiction for the reporting periods.

BVI

Ingenious was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Forever Well is subject to the Hong Kong Profits tax at a tax rate of 16.5%.  No provision for the Hong Kong Profits tax has been made as the Company had no taxable income under this jurisdiction since its incorporation.

PRC

Corporate income tax (“CIT”) to Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical was charged at a rate of 25%.

5.             Earnings per share

Basic earnings per share has been computed using the weighted average number of common shares outstanding.  Potential dilutive shares are excluded from the computation of earnings per share as average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, warrants, and preferred shares, and to have included them would have been anti-dilutive.  Accordingly, the basic and diluted earnings per share are the same.

6.            Inventories

	March 31, 2012	December 31, 2011
Raw materials	$1,353,781	$1,040,582
Work-in-progress	153,108	135,533
Finished goods	18,217,761	13,006,937
	$19,724,650	$14,183,052

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

7.             Goodwill and other intangible assets

Goodwill	March 31, 2012	December 31, 2011
Acquisitions of retail stores	$434,913	$432,189
Acquisition of Hefeng	107,968	107,968
Total	$542,881	$540,157

Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, technology know-how and patents	118,480	118,146
	1,008,406	1,008,072
Accumulated amortization	(524,947)	(503,124)
Net	$483,459	$504,948

During the three months ended March 31, 2012 and 2011, amortization of intangible assets amounted to $21,983 and $23,447, respectively.

8.	Property, plant and equipment, net

Cost	March 31, 2012	December 31, 2011
Buildings	$13,712,831	$13,625,189
Plant and machinery	1,563,244	1,552,234
Furniture, fixtures and equipment	5,814,453	5,668,331
Motor vehicles	445,840	443,048
	21,536,368	21,288,802
Accumulated depreciation	(4,838,350)	(4,511,548)
	16,698,018	16,777,254
Construction in progress	2,270,303	1,319,808
Net	$18,968,321	$18,097,062

(a)	An analysis of buildings, plant and machinery pledged to banks for banking loans (Note 12(d)(i)) is as follows:

Cost	March 31, 2012	December 31, 2011
Buildings	$5,505,697	$5,471,223
Accumulated depreciation	(1,471,144)	(1,420,229)
Net	$4,034,553	$4,050,994

(b)	Construction in progress

Construction in progress mainly represents expenditures in respect of the renovation of retail stores and office expansion.

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

9              Land use rights

	March 31, 2012	December 31, 2011
Land use rights	$16,542,741	$16,440,340
Accumulated amortization	(2,958,711)	(2,856,205)
Net	$13,584,030	$13,584,135

The Company has obtained land use rights from the relevant PRC land authority for periods ranging from 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.  As of March 31, 2012 and December 31, 2011, land use rights with carrying amount of $1,126,332 and $1,127,907, respectively were pledged to a bank for the bank loans granted to the Company (Note 12(d)(ii)).

During the three months ended March 31, 2012 and 2011, amortization amounted to $83,693 and $80,314, respectively.

10.           Amounts due to directors

The amounts due to directors are unsecured and repayable on demand.  The balances are interest free, except for the amounts of $47,433 as of March 31, 2012 and $47,136 as of December 31, 2011, which were interest bearing at a fixed rate of 24% per annum.

11.           Amounts due from/to related companies

The related companies are controlled by certain Company directors including Mr. Huitian Tang, the Company’s Chief Executive Officer and Chairman.  These amounts due from or to related companies are interest free, unsecured and repayable on demand.

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.           Secured bank loans

	March 31, 2012	December 31, 2011
Short-term loans - Note 12(a)	$7,273,060	$7,227,520
Current maturities of long-term bank loans	1,820,936	1,808,540
	$9,093,996	$9,036,060

Long-term bank loans - Note 12(b)	$2,008,573	$2,015,307
Less: current maturities	(1,820,936)	(1,808,540)
	$187,637	$206,767

(a)	The weighted average interest rates for short-term loans as of March 31, 2012 and December 31, 2011 were both 7.73% per annum.

(b)	The long-term loans as of March 31, 2012 bear interest rates from 7.68% to 9.165%, which are adjusted on an annual basis in accordance with the loan rate published by the People’s Bank of China.

(c)	As of March 31, 2012, the Company’s banking facilities were composed of the following :

		Amount
Facilities granted	Granted	Utilized	Unused
Bills payable	$3,004,090	$702,836	$2,301,254
Secured bank loans	$9,281,633	$9,281,633	$-

Some suppliers request the Company to settle accounts payable by issuance of banker’s acceptance bills, which are interest free with maturity of three months from date of issuance.  The Company is required to deposit with the banks amounts equal to 50% of the bills amount at the time of issuance and pay bank charges.  These deposits will be used to settle the bills at maturity.

(d)           As of March 31, 2012, the above bank loans and bills payable facilities were secured by the following:

(i)	Property, plant and equipment with carrying value of $ 4,034,553 (Note 8);

(ii)	Land use rights with carrying value of $1,126,332 (Note 9);

(iii)	Buildings and land use rights owned by a related company which is controlled by certain of the Company's directors.

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

12.           Secured bank loans (Cont’d)

(e)           Long-term bank loans are repayable as follows:

	March 31,	December 31,
	2012	2011
Within one year	$1,820,936	$1,808,540
After one year but within two years	89,539	87,154
After two years but within three years	98,098	94,689
After three years but within four years	-	24,924
	$2,008,573	$2,015,307

During the reporting periods, there was no covenant requirement for the banking facilities granted to the Company.

13.           Other loans

	March 31, 2012	December 31, 2011
Other loan	$193,052	$200,956

All other loans are unsecured and repayable on demand.  Other loans bear interest at a fixed rate of 2% per month.

14.          Warrant liabilities

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

Upon the completion of a private placement as of February 1, 2010, of which five-year warrants to purchase up to 514,933 shares of common stock (“Second Batch Warrants”) were issued to investors and should be classified as financial derivative liabilities at fair value for each reporting period in accordance with FASB ASC 815, the Company determined that the aggregate fair value of warrants issued as of February 1, 2010 was material to the financial statements for the three months ended March 31, 2010.  Accordingly, a reallocation was made for the fair value of First Batch Warrants as of December 31, 2009 amounting to $1,294,142 from the Company’s equity to warrant liabilities as of February 1, 2010.  For the Second Batch Warrants, part of the net proceeds amounting to $561,277, representing the fair value as of February 1, 2010, was allocated to warrant liabilities at initial recognition.

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

The fair value of the warrants was calculated using the binomial model.  The assumptions that were used to calculate fair value of First Batch Warrants and Second Batch Warrants, as of March 31, 2012, are as follows:

•	Expected volatility of 37.34% and 37.47%, respectively
•	Expected dividend yield of 0%
•	Risk-free interest rate of 0.50% and 0.51%, respectively
•	Expected lives of 2.75 years and 2.84 years, respectively
•	Exercise price of $3.81 per share

As of March 31, 2012, the fair value of warrant liabilities was $233,715 and corresponding loss on the change in fair value of warrant liabilities of $42,724 was recognized in the Company’s statement of operations for the three months ended March 31, 2012.

Warrants issued and outstanding, all of which are exercisable at March 31, 2012, are summarized as follows:

Number of shares
First Batch Warrants	1,244,368
Second Batch Warrants	514,933
1,759,301

15.	Commitments and contingencies

a	Capital commitment

As of March 31, 2012, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

b.             Operating lease commitments

As of March 31, 2012, the Company had non-cancelable operating leases for its retail stores with future minimum lease payments to be paid are as follows:

Within one year	1,216,873
After one year but within two years	459,394
After two years but within three years	148,211
After three years but within four years	56,712

$1,881,190

The rental expense relating to the operating leases was $354,477 and $283,640 for the three months ended March 31, 2012 and 2011, respectively.

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

c.	Employment agreements

During the 2nd quarter of 2010, the Company entered into employment agreements with Huitian Tang, the Company’s Chairman and CEO, and Xiaoyan Zhang, the Company’s CFO.  The employment agreements were approved by the board of directors and the compensation committee.  The following is a summary of the material provisions of the employment agreements for Mr. Tang and Ms. Zhang:

On May 18, 2010, the Company entered into a new employment agreement with Mr. Tang to employ him as CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which he will be paid RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and additional share-based compensation based upon its 2010 financial performance (see Note 18).  The agreement may be terminated upon mutual agreement between the Company and Mr. Tang in writing.  In addition, the Company shall have the right to unilaterally terminate the agreement under certain circumstances, including among other things, (i) serious violations of the labor laws or the rules or regulations of the Company; (ii) causing serious damage to the interests of the Company; or (iii) Mr. Tang is criminally prosecuted under the law.

In 2011, the Board of Directors authorized and approved to increase Mr. Tang’s annual salary from $139,000 to $200,000 starting from January 6, 2011.  In January 2012, the agreement was extended for an additional two years.

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

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

On May 18, 2010, the Company entered into a new employment agreement with Ms. Zhang to employ her as CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and additional share-based compensation based upon its 2010 financial performance (see Note 18).

In 2011, the Board of Directors authorized and approved to increase Ms. Zhang’s annual salary from $109,092 to $160,000 starting from January 6, 2011.  In January 2012, the agreement was extended for an additional two years.

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

d.	Distribution agreements

The Company entered into separate distribution agreements with seven government-owned hospitals, each for a term of three years, pursuant to which the hospitals agreed to further increase our business with them ranging from 30% to 95% of their respective purchase plans for our drugs. We agreed to use our best efforts to fulfill the orders by distributing the drugs under the statutory requirement of the mandated collective tender plan.

In addition to the existing deposits of RMB 45,000,000 ($7,114,950) paid in 2011 and 2010, the Company made additional deposits totaling RMB 1,000,000 ($158,110) for the security of the new distribution agreement entered in 2012.  These hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances.  The Company entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers’ purchases.

For the three months ended March 31, 2012 and 2011, sales revenue from these government-owned hospital customers was approximately $10,803,000 and $ 7,188,000, respectively.

16.           Convertible redeemable preferred stock

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

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

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

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

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

The Company has elected to adjust the carrying amount of the Preferred Shares at each reporting date by applying periodic accretions, using the interest method, so that the carrying amount will be equal to the possible redemption amount at the earliest determinable redemption date of February 28, 2014.  As of March 31, 2012, such accretion amount was $1,167,011 resulting in a carrying amount for the Preferred Shares of $34,552,914 at that date.

17.          Statutory and other reserves

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

18           Stock option arrangements

On June 27, 2010, we adopted the China BCT Pharmacy Group, Inc. 2010 Omnibus Securities and Inventive Plan (the “Plan”) for the benefit of our employees, nonemployee directors and consultants and the employees, nonemployee directors and consultants of its affiliates, for purposes of assisting us to attract, retain and provide incentives to key management employees and nonemployee directors, and consultants of ours and   our affiliates, and to align the interests of such individuals with those of our stockholders.  Accordingly, the Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provide in the Plan.

As of March 31, 2012, we have 4,795,000 options that are exercisable or may become exercisable for shares of its common stock issued and outstanding.  The Plan is more fully described in Note 22 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at March 31, 2012 had no intrinsic value because the Company’s stock price was either equal or lower than all option exercise prices.  Fair values were estimated using the Binominal tree option-pricing model.  During the three months ended March 31, 2012, there was no option granted, exercised or forfeited.  The weighted average exercise price of the options is $2.48 as of March 31, 2012.  A summary of the Company’s stock options issued and outstanding as of March 31, 2012, is presented below:

	Number of options	Exercise Price	Weighted Average Remaining Life
Stock options granted and outstanding	3,660,000	$2.00	9.72
Stock options granted and outstanding	1,120,000	$4.00	8.25
Stock options granted and outstanding	15,000	$5.00	8.38
Total	4,795,000

Exercisable at March 31, 2012	1,887,500

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

20.          Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% to employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income.  The Company contributed $169,303 and $58,808 for the three months ended March 31, 2012 and 2011, respectively.

21.          Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of pharmaceutical distribution, retail pharmacy and manufacturing sectors and operating results of the Company.  The Company has determined that it has three operating segments as defined by FASB ASC 280, “Segments Reporting” Pharmaceutical distribution, retail pharmacy and manufacturing.

	Three Months Ended
	March 31,
Sales revenue	2012	2011
Pharmaceutical distribution	$53,261,798	$43,251,171
Retail pharmacy	13,989,978	12,549,357
Manufacturing	3,993,583	2,802,712
	$71,245,359	$58,603,240

	Three Months Ended
	March 31,
Operating income	2012	2011
Pharmaceutical distribution	$7,877,243	$6,559,081
Retail pharmacy	2,476,180	1,788,156
Manufacturing	1,918,100	1,470,641
	$12,271,523	$9,817,878

	Three Months Ended
	March 31,
Depreciation and amortization expenses	2012	2011
Pharmaceutical distribution	$181,384	$169,759
Retail pharmacy	77,664	43,394
Manufacturing	144,166	151,328
	$403,214	$364,481

	March 31,	December 31,
Assets	2012	2011
Pharmaceutical distribution	$198,242,625	$164,525,782
Retail pharmacy	16,575,106	21,748,464
Manufacturing	21,324,208	19,389,356
	$236,141,939	$205,663,602

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

21.          Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended
	March 31,
	2012	2011

Total consolidated revenue	$71,245,359	$58,603,240

Total profit for reportable segments	$12,271,523	$9,817,878
Unallocated amounts relating to operations:
Change in fair value of warrant liabilities	(42,724)	275,382
Interest income	5,432	-
Other income	97,529	-
Share-based compensation	(139,440)	(568,523)
Finance costs	(203)	(431)
Other general expenses	(154,439)	(787,038)
Income before income taxes	$12,037,678	$8,737,268

	March 31,	December 31,
Assets	2012	2011
Total assets for reportable segments	$236,141,939	$205,663,602
Cash and cash equivalents	5,203,822	6,918,847
Total	$241,345,761	$212,582,449

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

22.          Subsequent events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Business Review

We are engaged in pharmaceutical distribution, retail pharmacy and manufacture of pharmaceuticals through our two wholly-owned subsidiaries Liuzhou BCT, and Hefeng Pharmaceutical, and BCT Retail, a retail company that we control through a series of contractual agreements, each of which is located in Guangxi Province, China.

We have integrated operations in the following three business segments.

Pharmaceutical distribution segment

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, and medical instruments from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province (other than the other pharmaceutical wholesalers). Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.  For the three months ended March 31, 2012, our pharmaceutical distribution segment accounted for approximately 74.8% of our total revenue after elimination of inter-segment sales.  Revenue derived from Chinese herbal medicines, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 1.8%, 0.1%, 0.2%, 15.3% and 82.6% of our pharmaceutical distribution segment’s total revenue for the three months ended March 31, 2012, respectively.

The terms of our distribution agreements vary among suppliers and vary in terms of payment period, arrangement of delivery, pricing and quality requirements.  The general payment terms vary from advance deposit, to cash on delivery, and to payment up to 90 days from the date of delivery, and the payment can be settled by means of bank collection, remittance, bills payable, and postal check.

Retail pharmacy segment

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 205 directly owned retail stores under the registered name “Baicaotang 百草堂.” Our retail stores provide high quality, convenient and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, other pharmaceutical products and healthcare products.  Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan. There is no difference in the sales price of our products in our medi-care qualified stores between cash and medi-card payment.  No co-payment is collected with respect to payments by medi-card.  For the three months ended March 31, 2012, our retail pharmacy segment accounted for approximately 19.6% of our total revenue after elimination of the inter-segment sales.

The following table sets forth the accounts receivable from the National Program for our retail pharmacy segment as of March 31, 2012 and December 31, 2011:

	As of March 31,	As of December 31,
	2012	2010
Payor	'000	'000
National Program	$732	$609

Our billing system does not currently have the capacity to generate an aging schedule for all of our receivables.  Nevertheless, we are able to create aging schedules by reference to data from our accounting system.  The payment from the National Program is made on a lump sum basis after the invoices are approved.  Our system is linked with the one at National Program.  At the end of each month, we reconcile our records with those of the National Program and invoice for reimbursement.  Once amounts are confirmed by the National Program, such amounts due for the current month will be available for reimbursement.  No allowance for bad debts has been made as medi-card reimbursement under the national insurance program is reasonably assured.

Manufacturing segment

Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) a Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) a granular formulation unit with an annual production capacity of 0.25 billion packages; (3) a pill formulation unit with annual production capacity of 0.36 billion pills, and (4) a liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both generic and clinic drugs all over the China.  For the three months ended March 31, 2012, our manufacturing segment accounted for approximately 5.6% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

We expect to focus on obtaining more contracts for the distribution side of our business.  As the centralized bidding for the 2011 contract closed in the second quarter of 2011, so far, to our best knowledge, we have won 2,000-3,000 more product distribution rights with regard to our hospital and clinic clients, which represents approximately a 50% increase compared to our product distribution rights in 2010.  In addition, we were able to increase the number of bids awarded to us for counties and cities under the New Rural Cooperative Medicare from the 6 counties and cities that were awarded to us in last year’s bidding to 22 counties, cities and regions after being awarded an additional 16 territories in 2011.

Notably, our wholesale business has been negatively affected by a continuing trend of declining prices from hospital bidding. The Chinese government would like to benefit its citizens with a lower cost of Medicare by regulating State-run hospitals’ profit on selling drugs.  The policy requires hospitals to take zero profits and only allows a 15% increase of bidding prices.  In addition, the Chinese National Development and Reform Commission (NDRC) regulated the bidding price down for every year’s bidding by having hospitals choose the lowest price without considering of the production cost.

This has had the effect of reducing the profit of all parties along the drug supply chain.  In the past, our wholesale distribution segment saw a higher profit margin than our competitors, because a large percentage of our overall sales were sales of products with higher margin as a result of a “bottom-price agency relationship with manufacturers and of direct-selling to hospitals. Our overall profit margin of the wholesale segment has declined as a result of the lower bidding price for each bidding year and the shrinking of the size of the higher margin business.  Therefore, the percentage of this higher margin business among all wholesale business declined dramatically.

As China Medicare System Reform has been developing, the pharmaceutical industry has been evolving along the way.  We will continue to address the challenges from this reform as they are presented.

One way that we have begun to address these issues is to focus on rapidly growing our retail pharmacy networks by refining and expanding our existing retail networks in selected markets.  We have been consolidating our existing pharmacy stores into larger stores with built-in traditional Chinese medicine, or TCM, clinics; we are targeting to have about 4 to 5 such stores built for each larger city and at least one such store built for each county in Guangxi.  We have been exploring new and more profitable business models in the retail segment to boost same store sales and increase gross margin as we have experienced increasingly intensified competition from small neighborhood drug stores.  In addition, we have also come to recognize limitations of resources (e.g. lack of registered pharmacists, medi-care qualified personnel, quality staff in general and administrative costs), which limits our ability to increase the number of stores.  We re-decorated and opened our first 3,000 square feet pharmacy store with built-in TCM clinics in December 2011 where we provide around 5,400 types of products (including drugs, medical instruments, foods, convenience goods and personal care products, etc).  We built 3 consultation rooms for TCM doctors to provide free consultations to increase in-store TCM sales and attract more in-store traffic.  The second store with built-in TCM clinic was opened in March 2012 and we expect to open another 3 to 4 such stores in the second quarter of 2012.  In addition, we have been undergoing a process of applying for a license to supply a chain of National Medicine House facilities; these facilities are in size between community hospitals and clinics.  With that license, we will be able to provide a wide range of medical services at such locations (but not including injections).

We intend to expend a total of RMB 75 million, or approximately $12 million for the re-decorating and re-opening of 20 to 30 larger TCM clinic built-in chain stores by the end of 2012.  We will put priority focus on quality rather than quantity of the stores that we are going to operate.  In addition, we may invest in a location for a logistics center, but wait to build the center until our group revenue reaches $500 million to achieve economies of scale.  We intend to finance the above capital investment either from our own sources of funds or through increased debt facilities with banks.

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

RESULTS OF OPERATIONS

The following table sets forth the key components of our results of operations for the periods indicated.

	Three months ended March 31
	2012		2011
	‘000	% of total sales	‘000	% of total sales
Sales revenue	$71,245	100.0	$58,603	100.0
Cost of sales	54,733	76.8	44,996	76.8
Gross profit	16,512	23.2	13,607	23.2
Operating expenses
Administrative expenses	1,997	2.8	3,031	5.2
Selling expenses	2,381	3.3	1,944	3.3
Total operating expenses	4,378	6.1	4,975	8.5

Income from operations	12,134	17.1	8,632	14.7

Non-operating income (expense)
Interest income	5	-	2	-
Other income	164	0.2	22	-
Change in fair value of warrants liabilities	(42)	(0.1)	275	0.5
Other expenses	(1)	-	-	-
Finance costs	(222)	(0.3)	(194)	(0.3)
Total non-operating income (expense)	(96)	(0.2)	105	0.2

Income before income taxes	12,038	16.9	8,737	14.9
Income taxes	(3,133)	(4.4)	(2,488)	(4.2)
Net income	8,905	12.5	6,249	10.7
Other comprehensive income
Foreign currency translation adjustments	888	1.2	354	0.6
Total comprehensive income	$9,793	13.7	$6,603	11.3

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended March 31, 2012 and 2011.  For the three months ended March 31, 2012, we had approximately $9.8 million of inter-segment revenue, which includes approximately $9.5 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.3 million in sales from our manufacturing segment to our pharmaceutical distribution segment.  External segment revenue refers to segment revenue after inter-segment elimination.

	Three months ended March 31,
	2012		2011
External Segment revenue	‘000%		‘000%
Pharmaceutical distribution	$53,261	74.8	$43,251	73.8
Retail pharmacy	13,990	19.6	12,549	21.4
Manufacturing	3,994	5.6	2,803	4.8
	$71,245	100.0	$58,603	100.0
Inter-segment revenue	$9,868		$9,059

Sales Revenue

During the three months ended March 31, 2012, we had sales revenue of $71.2 million, as compared to sales revenue of $58.6 million during the three months ended March 31, 2011, an increase of $12.6 million or approximately 21.6%.  This increase was mainly attributable to the respective increases in sales revenue of $10.0 million and $1.4 million from our pharmaceutical distribution segment and retail pharmacy segment during the period.

Pharmaceutical distribution segment

We derive the majority of our revenue from our pharmaceutical distribution segment.  We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, Western and TCM medicines, as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Three months ended March 31,
	2012		2011
	‘000%		‘000%
Hospitals	$39,032	73.3	$27,333	63.2
Other drug stores	4,563	8.6	3,950	9.1
Clinics and health care centers	1,675	3.1	4,754	11.0
Distributors and others	7,991	15.0	7,214	16.7
Total	$53,261	100.0	$43,251	100.0

Revenue from our pharmaceutical distribution segment increased by 23.1% from $43.3 million for the three months ended March 31, 2011 to $53.3 million for the three months ended March 31, 2012.  The increase in revenue of $10.0 million is the result of the increase in volume by $10.0 million.  The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the increase of $11.7 million in sales to hospitals.  There was a further increase of $0.6 million in sales to other drug stores and $0.8 million in sales to other distributors concurrently.  The increase was offset by the reduction of sales by $3.1 million to clinics and health care centers.  The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan.  Further, we have entered into separate distribution agreements with seven government-owned hospitals, our share of purchases granted by these large hospitals kept on increasing.  There is a reduction in the sales derived from the health care centers, which was attributed to the change in the townships’ distribution plan from Basic Drugs Catalogue Plan.  Thus, we are in the early stages of developing these new markets.  Upon this new plan, we now have distribution rights to 22 townships compared to the 6 municipalities we previously had.
Retail pharmacy segment

Revenue from our retail pharmacy segment increased by 12.0% from $12.5 million for the three months ended March 31, 2011 to $14.0 million for the three months ended March 31, 2012. The increase in revenue resulted from the increase in sales volume of $1.5 million.  The increase in volume of sales was primarily attributed to the 38 stores opened since the second quarter of year 2011 including the 14 stores opened during the three months ended March 31, 2012.  Further, we offer free Chinese medical counseling services and have developed a membership card program, which has also driven the sales increase.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Three months ended March 31,
	2012	2011
	‘000	‘000
Existing stores (1)	$12,583	$7,301
New stores (2)	1,407	5,248
Total	$13,990	$12,549

Number of stores	205	179

(1) 26 stores were closed after the three months ended March 31, 2011 and 6 stores were closed during the three months ended March 31, 2012.  The sales derived from those stores for the three months ended March 31, 2012 were $78,896 while the corresponding sales for the three months ended March 31, 2011 were $410,189.

(2) Represents the 52 stores opened after period ended March 31, 2011, including the 14 stores opened during the three months ended March 31, 2012.

Manufacturing segment

Revenue from our manufacturing segment increased by 42.9% from $2.8 million for the three months ended March 31, 2011 to $4.0 million for the three months ended March 31, 2012.  The increase was attributed solely to the volume of sales as there were no changes in prices between the periods.  The increase in sales was attributed to increased penetration of sales to distributors as a result of the efforts of our sales representatives.

Cost of Sales

Cost of sales was $54.7 million for the three months ended March 31, 2012 as compared to $45.0 million for the three months ended March 31, 2011. Our cost of sales consists of the cost of merchandise, raw materials, direct labor and overhead expenses. The increase was primarily due to an increase in our revenue.

Gross Profit

Gross profit was $16.5 million for the three months ended March 31, 2012 as compared to $13.6 million for the three months ended March 31, 2011, representing an increase of $2.9 million or approximately 21.3%.  Our gross profit margin was 23.2% for both the three months ended March 31, 2012 and 2011.  The gross profit margin was relatively stable as we maintained the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital, pharmaceutical distributor and other customers.  For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process.  For other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers.

Pharmaceutical distribution segment

The gross profit margin for our pharmaceutical distribution segment was approximately 17.3% and 18.0% for the three months ended March 31, 2012 and 2011, respectively.  The cost of sales includes only the cost of merchandise.  In order to penetrate and capture growth from the medical insurance plan and the distribution rights that we were granted, we attempted to satisfy the demand of hospital customers for both high-profit margin and low-profit margin products.  This resulted in a slight decrease in the gross profit margin for the three months ended March 31, 2012 compared to the same period in 2011.

Retail pharmacy segment

The gross margin for our retail pharmacy segment was approximately 35.8% and 32.2% for the three months ended March 31, 2012 and 2011, respectively.  The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  The slight increase in gross profit margin was attributable to the sales of higher profit margin products inclusive of Chinese herbs, especially upon the introduction of free Chinese medical counseling service.

Manufacturing segment

The gross profit margin for our manufacturing segment was approximately 57.3% and 64.1% for the three months ended March 31, 2012 and 2011, respectively.  The reduction in profit margin is attributed to the increase in relative mix of sales of lower profit margin products.

Selling, and Administrative Expenses

Selling and administrative expenses totaled $4.4 million for the three months ended March 31, 2012, as compared to $5.0 million for the three months ended March 31, 2011, representing a decrease of $0.6 million or approximately 12.0%.  The decrease was attributed to the decrease of administrative expenses by $1.0 million after offsetting the increase of selling expenses by $0.4 million.

Selling Expenses

Selling expenses increased by 26.3% from $1.9 million for the three months ended March 31, 2011 to $2.4 million for the three months ended March 31, 2012.  The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare in connection with our increased sales and marketing activities.  The percentage of our selling expenses to our total revenue was 3.3% for both three months ended March 31, 2011 and 2012.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 50.0% from $0.6 million for the three months ended March 31, 2011 to $0.9 million for the three months ended March 31, 2012.  The increase was primarily due to the increase in our transportation and loading charges by $0.3 million in connection with our increase in sales volume.

Retail pharmacy segment

The selling expenses of our retail pharmacy segment increased by 8.3% from $1.2 million for the three months ended March 31, 2011 to $1.3 million for the three months ended March 31, 2012.  The increase was primarily due to the increase in staff salaries and staff benefits by $0.1 million upon the increase in the number of staff and the increase in sales.

Manufacturing segment

The selling expenses of our manufacturing segment remained the same and were $0.2 million for both the three months ended March 31, 2011 and 2012.

Administrative Expenses

Administrative expenses decreased by 33.3% from $3.0 million for the three months ended March 31, 2011 to $2.0 million for the three months ended March 31, 2012.  The decrease in administrative expenses for the three months ended March 31, 2012 was primarily due to reduction in consultation fee by $0.6 million in connection with the listing services in prior years which was not recurrent during the three months ended March 31, 2012. Further, the share-based compensation expenses decreased by $0.4 million from $0.5 million for the three months ended March 31, 2011 to $0.1 million for the three months ended March 31, 2012.  This was attributed to the fact that $0.5 million in share-based compensation related to the 1,080,000 options granted to Mr. Tang and Ms. Zhang was fully expensed in the first three months ended March 31, 2011.  The percentage of our administrative expenses to our total revenue decreased from 5.2% in 2011 to 2.8% in 2012.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment were $0.9 million for both the three months ended March 31, 2011 and 2012.

Retail pharmacy segment

The administrative expenses of our retail pharmacy segment were $0.6 million for both the three months ended March 31, 2011 and 2012.

Manufacturing segment

The administrative expenses of our manufacturing segment were $0.2 million for both the three months ended March 31, 2011 and 2012.

Change in Fair Value of Warrants

For the three months ended March 31, 2012, we incurred a non-cash loss of $0.04 million unrelated to our operations from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC 805, “Derivative and Hedging.”  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income Before Income Tax

As a result of the foregoing, our income before income tax increased by 37.9% to $12.0 million for the three months ended March 31, 2012 compared to $8.7 million for the same period in 2011.  The percentage of our income before income tax to total revenue was 16.9% in 2012 as compared to 14.9% in 2011.  The increase is mainly attributed to the increase in sales together with the reduction in legal and consultancy fees in connection with the listing matters in the prior period.

Pharmaceutical distribution segment

Our income before income tax from our distribution operations increased by 21.2% from $6.6 million for the three months ended March 31, 2011, to $8.0 million for the three months ended March 31, 2012.  The profit margin decreased to 14.8% from 15.2% and the reduction in profit margin is attributed to reduction in gross profits resulting from a change in our product mix.

Retail pharmacy segment

Our income before income tax from our retail pharmacy segment was increased by 38.9% from $1.8 million for the three months ended March 31, 2011, to $2.5 million for the three months ended March 31, 2012.  The profit margin increased to 17.7% from 14.3%.

Manufacturing segment

Our income before income tax from our manufacturing segment operations increased by 26.7% from $1.5 million for the three months ended March 31, 2011, to $1.9 million for the three months ended March 31, 2012.  The profit margin decreased to 48.0% from 52.5% and the reduction is attributed to the reduction in gross margin upon the increase in share of lower profit margin product.

Net Income

As a result of the above factors, we had net income of $8.9 million for the three months ended March 31, 2012 as compared to $6.2 million for the three months ended March 31, 2011, representing an increase of $2.7 million or approximately 43.5%.  For the three months ended March 31, 2012, our net income was impacted by a non-cash loss of $0.2 million as a result of a change in fair value of warrant liabilities of $0.04 million and an expense of $0.14 million derived from share-based compensation unrelated to our operations.  Excluding this $0.2 million non-cash expense, our net income for the three months ended March 31, 2012 would have been $9.1 million, representing an increase of 40.0% compared to $6.5 million excluding the non-cash expense of $0.3 million for the same period of 2011.

Earnings per share

For the three months ended March 31, 2012, our basic and diluted earnings per share were $0.20, representing an increase of 33.3%, from $0.15 for the three months ended March 31, 2011.

Liquidity and Capital Resources

Our principal sources of funds are cash generated from operations and various short-term and long-term bank borrowings and certain credit facilities inclusive of bills payable, as well as cash contributions from certain directors and related companies.  Our primary liquidity requirements are to finance working capital, to fund the payment of interest and principal due on indebtedness and to finance acquisitions and the expansion of our facilities and operations.  As of March 31, 2012, $9.1 million of our indebtedness was due within one year and $0.2 million was due longer than one year.  During the period ended March 31, 2012, we did not experience any difficulties in renewing our bank loans with our lenders.
Restricted cash and cash equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of March 31, 2012 and December 31, 2011, our restricted cash was approximately $0.7 million and $1.1 million, respectively.  As of March 31, 2012 and December 31, 2011, we had cash of $31.6 million and $31.5 million, respectively, exclusive of restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.  We will continue to monitor our expenditures and cash flow position.

	Three months ended March 31,
	2012	2011
	‘000	‘000
Net proceeds provided by operating activities	$836	$18,826
Net cash used in investing activities	(1,212)	(1,229)
Net cash provided by financing activities	336	24,981
Foreign currency translation adjustments	151	37
Net increase in cash and equivalents	111	42,615
Cash and cash equivalents, beginning of period	31,480	20,157
Cash and cash equivalents, end of period	$31,591	$62,772

Operating Activities

We derive our cash flow from operating activities from the sale of our products and services in our three segments.  Our cash used in operating activities is primarily for the purchase of raw materials and products, distribution and selling expenses and general administrative expenses and taxes.  Cash flows from our operations can be significantly affected by factors such as the timing of collection of accounts receivable and the payment of our accounts payable to suppliers.

Cash from operating activities is affected primarily by our pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments.  Because our manufacturing segment accounted for only 5.6% of our revenues in 2012, it does not have a significant impact on cash from operating activities.

Cash provided by operating activities was $0.8 million for the three months ended March 31, 2012 compared to $18.8 million provided by operating activities for fiscal 2011, representing a decrease of $18.0 million.  Operating cash flows for 2012 reflects primarily net cash receipts derived from business operations.  The substantial reduction in cash provided by operating activities was mainly attributed to the slowdown of accounts receivable payment, which increased from 96 days to 163 days.

For our pharmaceutical distribution segment, accounts receivable turnover days for the three months ended March 31, 2012 were 206 days as compared to 120 days in 2011.  The increase in turnover days was attributable to several factors.  First, as our primary sales were sales derived from hospitals, when sales continued to increase, we became more comfortable extending and granting longer credit periods to those customers.  Hospitals and most of the community service centers are owned by the PRC government and have comparatively longer payment cycles.  In the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government.  We believe that it is highly unlikely that a liquidation of one of our hospital and community health care center customers will occur, and that the recovery of accounts receivable from them are highly secure.  Therefore, it is our customary practice to grant a longer credit period to these customers.  There have been no instances of write-offs of any receivables owed by a hospital or the community health care centers.  In addition to this, our distributor customers maintain a high balance of receivables.  In fact, it is our practice to offset the accounts receivable and accounts payable for each distributor.  It is common that the distributors act as both the vendor and customers of the Company.  We are allowed to offset the amount yearly upon the mutual consent over the amounts owed by and to the parties.  As we still owe money to these distributors, we are going to verify the balance owed between us.  As of March 31, 2012, there are a number of debts remaining to be offset, resulting in a relatively high balance of receivables from distributors.

For our retail pharmacy segment, accounts receivable turnover days for the three months ended March 31, 2012 were 4 days as compared to 3 days in 2011 and there were no material changes.  We generally receive cash from the customer at our retail store except for our medi-care qualified stores.  The accounts receivable comprised only the medi-card reimbursement under the national program.

For our manufacturing segment, the accounts receivable turnover days were 133 days in 2012 compared to 142 days in 2011.  The reduction was attributed to the effort of the regional managers to monitor the collection of debts.

Investing Activities

Our cash flow from investing activities primarily consists of the long-term deposits together with the purchase of property, plant and equipment.  Cash used in investing activities was $1.2 million both for the first three months of 2012 and for the same period in 2011.  The absence of change in cash used was primarily due to the construction of office premises by $1.0 million, which was offset by the reduction of long-term deposits by $1.0 million.

Financing Activities

Our cash from financing activities is derived primarily from private placements of preferred stock and bank loan activities.  Cash provided by financing activities was $0.3 million for the three months ending March 31, 2012, compared to $25.0 million for the same period in 2011 representing a decrease of cash provided by financing activities by $24.7 million.  The substantial decrease was primarily due to the absence of proceeds from the placement of the preferred stock by $29.5 million of 2011.  The reduction was offset partially by the reduction in net repayment of the bank loans of $3.2 million and repayment to related companies by $1.5 million.

Working capital

Our working capital as of March 31, 2012 and December 31, 2011 was $118.9 million and $110.0 million, respectively.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations.  Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of payment when compared with other customers, and the substantial portion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of March 31,	As of December 31,
	2012	2011
	‘000	‘000
Hospitals	$91,773	$73,984
Other drug stores	19,482	19,971
Clinics and health care center	8,965	11,634
Distributors and others	11,286	7,245
Total	$131,506	$112,834

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of March 31, 2012 were $7.3 million while long-term bank borrowings outstanding as of March 31, 2012 were $2 million. The short-term loans bore an average interest rate of 7.73% per annum and rates are adjusted currently or quarterly in accordance with the loan rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions.  The loans are secured by the properties from related-parties.

The short-term borrowings have one-year terms and expire at various times throughout the year.  These facilities contain no specific renewal terms.

The long-term borrowings have three to seven year terms.  Part of the borrowings mature at various times over the next years and part of the borrowings are repayable by monthly installments within the three years before maturity.  The loans bear interest rates from 7.68% to 9.165%, which are adjusted on an annual basis in accordance with the loan rate published by the People’s Bank of China.

These loans do not contain any financial covenants or restrictions.  The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

In addition to bank borrowings mentioned above, we have trade credit facilities granted in the amount of $3.0 million as at March 31, 2012, of which $0.7 million was utilized.  The facilities are secured by land use rights, property and equipment of the Company.

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 805, “Goodwill and Intangible Assets” . We perform an impairment analysis on an annual basis and, in addition, if we notice any indication of impairment, we conduct that test immediately.  The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit.  Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units.  We conducted an impairment test as of March 31, 2012 and no impairment loss was identified.

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

Allowances for doubtful accounts

We establish a general provisioning policy to make the allowance equivalent to 40% of gross amount of accounts receivable due from six months to one year and 100% of gross amount of accounts receivable due over one year.  This general provisioning policy does not apply to particular categories of accounts receivables in which liquidation will not occur.  Additional specific provisions are made against accounts receivable whenever they are considered to be uncollectible.  We make judgments over the customer’s ability to pay their outstanding invoices on a timely basis and whether their financial position might deteriorate significantly in the future affecting their capability for repayments.

Allowances for inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by our customers, sales contracts and orders in hand.  As of March 31, 2012, 2.1% of our inventory will expire within 1-6 months, 14.2% will expire within 7 to 9 months time, 13.5% will expire within 10 to 12 months time, 70.2% of inventory will expire in over 1 year.  For drug inventory that expires within 6 months time, we estimate the extent of provision made after assessing the capability of a selling campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that the drugs are still marketable and estimate the provision upon our estimate of the future demand and the current inventory level.

Recognition of revenue

Revenue is recognized when the following criteria under FASB ASC 605 “Revenue Recognition” are met:

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

During the three months ended March 31, 2012, $159,272 worth of goods was returned as a result of damage.  We have not sold goods to customers as a result of incentives.  We do not grant sales discount or any allowances to customers if they do not re-sell their goods before the date of expiration.  No return of goods is allowed except that the goods are damaged during the delivery process.  As the returns of goods are not allowed, we only assess and estimate the return arising from damage during the delivery process and the estimate of return is negligible.  Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and/or the introduction of new products as these factors are not relevant to us for the estimate of return.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures of March 31, 2012.  Based on an evaluation of our disclosure controls and procedures as of March 31, 2012 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures were not effective as evidenced by instances of non-conformity with US GAAP in draft financial statements furnished to our independent registered accounting firm in connection with their attest procedures.  The Company’s management nevertheless has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest, you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2011 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered shares of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period ended March 31, 2012 that were not previously disclosed in a current report on Form 8-K.

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
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China BCT Pharmacy Group, Inc.

Dated: May 21, 2012	By:	/s/ Huitian Tang
Huitian Tang
Chief Executive Officer and Chairman
(principal executive officer)

Dated: May 21, 2012	By:	/s/ Xiaoyan Zhang
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
** Furnished herewith.