Form 10-K/A
period 2011-12-31
China BCT Pharmacy Group, Inc.
filed 2012-06-12
CIK 1399356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3 )

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

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA BCT PHARMACY GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

 Explanatory Note

China BCT Pharmacy Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No.  3 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Form 10-K”) to (i) clarify the calculation of the percentage of shares owned by certain shareholders on a fully-diluted basis in Part I, Item 1 (Business) and Item 1A (Risk Factors), (ii) correct typographical errors under the Results of Operations heading in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), which errors were not material, (iii) to enhance the disclosure regarding cash from financing activities in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to include disclosure of net repayments to related companies, (iv) to revise disclosures regarding related party transactions in Part III, Item 13 (Certain Relationships and Related Transactions, and Director Independence); (v) to note that, after consideration of its controls in connection with its review as at March 31, 2012, management has concluded that such controls were not effective at December 31, 2011and (vi) to make non-material formatting changes and corrections .   No other changes to the Original Form 10-K, Amendment No. 1, filed on April 6, 2012 or Amendment No. 2, filed on April 25, 2012 , have been made and this Amendment No. 3 does not otherwise modify or update in any way disclosures made in the Original Form 10-K, Amendment No. 1 or Amendment No. 2.

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

The “Weighted Average Adjusted Price” equals the quotient obtained by dividing (i) an amount equal to the sum of the aggregate purchase price of all of the shares of common stock underling Units sold in the Private Placement plus the aggregate consideration received by us for such issuance of Additional Shares during the Anti Dilution Period; by (ii) an amount equal to the sum of the aggregate number of shares of common stock underlying Units sold in the Private Placement plus the aggregate number of Additional Shares sold by us during the Anti-Dilution Period.

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

Under the Certificate of Designation, the holders of Series A Preferred have voting rights with the Common Stock as well as separate voting rights with respect to certain extraordinary transactions.  At any annual or special meeting of the shareholders, the holders of the Preferred Shares shall be entitled to the number of votes equal to the number of Common Shares into which such Preferred Shares could be converted at the record date for determination of the shareholders entitled to vote on such matters, or, if no such record date is established, at the date such vote is taken, and such votes will be counted together with all other shares of the Company having general voting power and not counted separately as a class.  At the time of issuance, the Preferred Shares originally represented 18.5% of the outstanding share capital of the Company on a fully-diluted basis.  These shares, together with the shares of Common Stock owned by Ms. Zhang at such time (representing approximately 45.3% of the outstanding share capital after this transaction on a fully-diluted basis) hold the majority voting interest in the Company.

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

Contractual Arrangements with Property Management

We do not hold a 100% direct ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores.  We have entered into contractual arrangements with Property Management pursuant to which the shareholders of Property Management pledged to us their equity interests in BCT Retail and provide us with the ability to effectively control BCT Retail.  The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang , Chunlin Liu, Wende Wei and Bangfu Wang  have an aggregate 67.2% interest in the registered share capital of Property Management, and thus controlled BCT Retail prior to the Proxy Agreement being entered into.  In addition, the directors of Liuzhou BCT are the same as the directors of BCT Retail.  We have been advised by our PRC legal counsel that under PRC corporate law we do not own 100% of BCT Retail.  As a result of the related party control, however, as well as the contractual arrangements meeting the provisions regarding consolidation of entities controlled by contract set forth in FASB ASC 810-10-15-18 through 810-10-15-22, BCT Retail is effectively, although not legally, 100% owned by Liuzhou BCT,  and therefore, BCT Retail has been included in our consolidated group.

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

Proxy Agreement. Under this agreement, dated May 19, 2010 by and between Liuzhou BCT and Property Management, Property Management agreed to grant an irrevocable proxy to Liuzhou BCT to appoint the directors, officers and management of BCT Retail and to vote all shares of capital stock of BCT Retail. The Proxy Agreement was entered into in order to make the contractual relationship between the parties consistent with past practices and understandings between the parties as it relates to the transfer of 51% of the equity interest of China BCT to Property Management in April 2008.   The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang , Chunlin Liu, Wende Wei and Bangfu Wang  have an aggregate 67.2% interest in the registered share capital of Property Management, and thus controlled BCT Retail prior to the Proxy Agreement being entered into.

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

The Guangxi centralized-online tendering system was started in 2006, and in 2009 the tendering started to be applied also under the New Rural Co-operative Health Insurance Plan. At the first tendering in 2009 we were awarded distribution rights for six counties and townships under the New Rural Co-operative Health Insurance Plan, including Yizhou, Lipu, Gongchen, Luzhai, Laibin and Heshan, and were selected as one of two exclusive distributors for these territories.

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

	Year ended December 31,
	2011		2010
	’000	% of total sales revenue	’000	% of total sales revenue
External Segment revenue
Pharmaceutical distribution	$190,663	74.0	$145,390	72.4
Retail pharmacy	53,266	20.7	44,594	22.2
Manufacturing pharmacy	13,558	5.3	10,829	5.4
	$257,487	100.0	$200,813	100.0
Inter-segment revenue	$39,824		$31,012

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

2. Tabellae Sarcandrae

Tabellae Sarcandrae, a TCM protected drug, has similar anti-inflammatory and antibacterial effects as anti-biotics in Western medicine. Tabellae Sarcandrae possesses marked inhibition effect to auricular inflammation in mice caused by croton oil, footpad inflammation in rats caused by carragheenin and granuloma in mice by cotton ball. It could also relieve obvious abdominal pain caused by acetic acid and inhibit bacterial growth. The TCM protection is valid from December 19, 2006 to August 1, 2012 and is renewable.

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

Across all of our pharmaceutical, distributing and manufacturing segments the numbers of days during which our receivables are outstanding has increased significantly from 2009 to 2011.  In the pharmaceutical distribution segment, we are obtaining a greater percentage of revenue from hospitals and community health  centers who traditionally have a slower payment cycle.  In our manufacturing segment, we have also experienced an increase in the days during which our receivables are outstanding, because we have extended more generous credit terms to certain of our customers based upon their history with us and in view of the overall financial crisis.  If this slower time to collection should result in an inability to collect a greater percentage of our receivables than previously, the result would be a decrease in the cash available to fund our operations as well as an increase in reserves for receivables which would reduce their value on our balance sheet.

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

After taking into account the sale of the Preferred Shares, Ms. Zhang controls approximately 45.1% of the total voting rights of our capital stock on a fully-diluted basis and the holders of the Preferred Shares have approximately 17.2% of the voting rights of our capital stock on a fully-diluted basis, so that together these parties control a majority of the voting rights. This could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Our land use rights are set forth below:

Liuzhou BCT

Liuzhou BCT owns a 2,753.5 square meter land use rights, the term of which expires on November 14, 2053, located at No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, PRC, as its corporate headquarter. In addition, Liuzhou BCT also owns other properties listed below:

1.	Approximately 321.7 square meter land use rights, the term of which expires on March 8, 2047, located at Building 2, No. 197 Shanzhong Rd ., Liuzhou City, Guangxi province;
2.	Approximately 10.7 square meter land use rights, the term of which expires on December 28, 2044, located at Shop 1-3 Xinglong Building, Zhongshan Middle Rd., Liuzhou City, Guangxi province;
3.	Approximately 75.2 square meter land use rights, the term of which expires on August 4, 2043, located at Floor 1, No. 197 Shanzhong Rd., Liuzhou City, Guangxi province;
4.	Approximately 346.85 square meter land use rights, located at No. 10 Shizi Rd., Luzhai Town, Luzhai County, Guangxi province;
5.	Approximately 5,655.6 square meter land use rights, the term of which expires on November 14, 2053, located at No. 6 Changfeng Rd. Liuzhou City, Guangxi province;
6.	Approximately 886.7 square meter land use rights, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;
7.	Approximately 1,308.5 square meter land use rights, the term of which expires on August 4, 2053, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;
8.	Approximately 1,084.5 square meter land use rights, the term of which expires on November 14, 2053, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;
9.	Approximately 1,558.05 square meter land use rights, the term of which expires on May 28, 2057, located at Desheng Village, Litang Town Bingyang County, Guangxi province;
10.	Approximately 380.6 square meter land use rights, the term of which expires on August 4, 2043, located at No. 15 May First Rd, Liuzhou City, Guangxi province.

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

RESULTS OF OPERATIONS

The following table sets forth the key components of our results of operations for the periods indicated.

	Year ended December 31,
	2011		2010
	’000	% of total sales	’000	% of total sales
Sales revenue	$257,487	100.0	$200,813	100.0
Cost of sales	195,670	76.0	151,988	75.7
Gross profit	61,817	24.0	48,825	24.3
Operating expenses
Administrative expenses	12,407	4.8	8,097	4.0
Selling expenses	7,210	2.8	5,350	2.7
Total operating expenses	19,617	7.6	13,447	6.7

Income from operations	42,200	16.4	35,378	17.6

Non-operating income (expense)
Interest income	60	-	11	-
Other income	159	0.1	169	0.1
Change in fair value of warrant liabilities	1,082	0.4	582	0.3
Other expenses	(503)	(0.2)	(463)	(0.2)
Finance costs	(892)	(0.3)	(878)	(0.4)
Exchange income (loss)	121	-	(24)	-
Total non-operating income (expense)	27	-	(603)	(0.3)

Income before income taxes	42,227	16.4	34,775	17.3
Income taxes	(11,036)	(4.3)	(9,086)	(4.5)
Net income	31,191	12.1	25,689	12.8
Other comprehensive income
Foreign currency translation adjustments	4,481	1.7	2,317	1.2
Total comprehensive income	$35,672	13.8	$28,006	13.9

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the years ended December 31, 2011 and 2010.  For the year ended December 31, 2011, we had approximately $39.8 million of inter-segment revenue, which includes approximately $38.6 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $1.2million in sales from our manufacturing pharmacy segment to our distribution pharmacy segment.  External segment revenue refers to segment revenue after inter-segment elimination.

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

Revenue from our pharmaceutical distribution segment increased by 31.1% from $145.4 million for the year ended December 31, 2010 to $190.7 million for the year ended December 31, 2011. The increase was the result of increase of volume of sales by approximately $46.6 million after offset resulting from the reduction in price levels by approximately $1.3 million. The price change was mainly attributed to the change of price levels paid by hospitals as a result of PRC Government-mandated collective tender process. Further, there were price reductions offered to the drug stores. The increase in sales revenue from our pharmaceutical distribution segment was due primarily to the increase of $24.0 million in sales to hospitals and $21.2 million in sales to the other drug stores. The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which, in turn, was attributable to the increase in coverage by the national insurance plan. Further, we have entered into separate distribution agreements with six government-owned hospitals since the third quarter of 2010; our share of  purchases granted by these large hospitals  has been increased with these new agreements. The increase in sales to other drug stores was the result of the increase in the quantity and range of products to the existing and new stores in the county area and the price reduction offered to these stores. We are able to offer the price reduction as we deal more directly with the pharmaceutical manufacturers rather than with the distributors allowing us to acquire the drugs at a lower price.  Further we offer a variety of drugs to the stores to meet the needs of these stores more fully. There was a slight reduction in the sales derived from the health care centres, due to the changes in the townships’ distribution plan from the Basic Drugs Catalogue Plan, which only became effective after the third quarter of 2011.  We believe we are only at the early stages of developing this market.  Under this new plan, we now have distribution rights to 22 townships compared to the 6 that we previously had.

Retail Pharmacy Segment

Revenue from our retail pharmacy segment increased by $8.7 million from $44.6 million for the year ended December 31, 2010 to 53.3 million for the year ended December 31, 2011. The increase was the result of the reduction in average price level by $1.8 million and an increase in sales volume by approximately$7.2 million. The price change was the result of the increase of cost of merchandise and in the price level of the national insurance catalogue which our retail prices are sold by reference to. The slight increase in our retail prices was the result of the adjustment of our selling prices in accordance with the market and our cost of merchandise. The increase in sales volume was primarily attributed to the sales which resulted from the opening of 27 stores during the period. In addition, revenues derived from 38 stores which were opened since the second half of 2011 also contributed to the growth of the sales. Further, we offer free Chinese medical counseling services and we have developed a membership card program, which also drove the sales revenue increase.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each year:

	Year ended December 31,
	2011	2010
	‘000	‘000
Existing stores (1)	$49,390	$33,191
New stores (2)	3,876	11,403
Total (include closed stores)	$53,266	$44,594

No. of stores	194	170

(1) Includes sales derived from the stores which were closed during the fiscal period ended 2011. 14 stores were closed during the fiscal period ended 2011 and the sales derived from this said period were $1.73 million, while corresponding sales for the period ended 2010 were $2.18 million approximately.

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

Retail Pharmacy Segment

The gross margin for our retail pharmacy segment was approximately 33.4% and 31.1% for the years ended December 31, 2011 and 2010, respectively.   The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise. The slight increase in gross profit margin was attributable to the sales of higher profit margin products.

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

Administrative Expenses

Administrative expenses increased by 53.1% from $8.1 million for the year ended December 31, 2010 to $12.4 million for the year ended December 31, 2011. The increase in administrative expenses for the year ended December 31, 2011 was primarily due to an increase in management staff cost and legal and consultancy fees and expenses in connection with public company compliance and SEC requirements by $1.2 million and the increase of share based compensation of $0.4 million. In addition, there was an increase in rental expenditures resulting from the opening of new stores and the amortization of the post-acquisition costs of stores, which was approximately $0.5 million and $0.8 million, respectively. The increase was further attributed to the increase in provision for doubtful debts by $0.5 million. The percentage of our administrative expenses to our total revenue increased from 4.0% in 2010 to 4.8% in 2011.

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

Restricted Cash and Cash equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of December 31, 2011 and December 31, 2010, our restricted cash was approximately $1.1 million and $1.3 million, respectively.  As of December 31, 2011 and 2010 we had cash of $31.5 million and $20.2 million, respectively, excluding restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from our operating services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements (other than acquisitions) for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
	’000	‘000
Net cash (used in) /provided by operating activities	$(5,781)	$15,889
Net cash used in investing activities	(7,444)	(9,169)
Net cash provided by (used in) financing activities	22,810	(528)
Foreign currency translation	1,738	661
Net increase in cash and equivalents	11,323	6,853
Cash and cash equivalents, beginning of year	20,157	13,304
Cash and cash equivalents, end of year	$31,480	$20,157

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

Financing Activities

Our cash from financing activities is derived primarily from placements of preferred stock and bank loan activities. Cash provided by financing activities was $22.8 million for 2011, compared to $0.6 million used in financing activities for 2010, an increase of cash from financing activities by $23.4 million. The increase of cash from financing activities was primarily due to the placement of preferred stock of $29.5 million while only $2.3 million was received from the private placement of our securities for the year ended December 31, 2010. However, the increase was offset by the increase in net repayment due to related companies and of bank loans during the year. The net repayment to related companies was $5.0 million for the year ended December 31, 2011 while there was a $0.6 million net advance from related companies for the year ended December 31, 2010.  The net repayment of bank loans was $2.0 million for the year ended December 31, 2011 while only $0.3 million had been repaid for the year ended December 31, 2010.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on an evaluation of our disclosure controls and procedures as of December 31, 2011 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer originally determined that our current disclosure controls and procedures were effective. However, in connection with the evaluation as required by Rule 13a-15(d) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer subsequently determined that our disclosure controls and procedures were not effective as of December 31, 2011, as evidenced by instances of non-conformity with US GAAP in draft financial statements furnished to our independent registered accounting firm in connection with their attest procedures.  The Company’s management nevertheless has concluded that the financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with U.S. GAAP and did so at the time of the original filing of the Annual Report on Form 10-K .

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

In connection with the filing and preparation of this annual report, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using those criteria, management originally concluded that our internal control over financial reporting was effective as of December 31, 2011. However, management subsequently re-assessed our internal control over financial reporting as of March 31, 2012 and determined that our internal control over financial reporting was not effective as of December 31, 2011, as evidenced by instances of non-conformity with US GAAP in draft financial statements furnished to our independent registered accounting firm in connection with their attest procedures.  As noted above, the Company’s management nevertheless has concluded that the financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with U.S. GAAP and did so at the time of the original filing of the Annual Report on Form 10-K .

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

ITEM 9B.           OTHER INFORMATION

None

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and directors as of March 30, 2012. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the board, or his or her successor is elected and qualified.

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

Mr. Kam-Cheung Chin

Mr. Chin currently has been a solo practicing accountant since August, 2005, and has served as an independent director of Jiahua Stores Holdings Limited, a company listed on the Hong Kong Stock Exchange, since May, 2007.  Mr. Chin previously served as the Financial Controller and Company Secretary of Wing Shing International Holdings Ltd.(currently known as Petroasian Energy Holdings), a Hong Kong Stock Exchange listed company, from September 2004 to July 2005.  Mr. Chin was a solo practicing accountant from June, 2003 to September 2004, and was the Assistant Manager and Manager of Raymond S.W. Ho & Co., Certified Public Accountants from October, 2000 to May, 2003.  Mr. Chin has been an Associate of Chartered Institute of Management Accountants of the United Kingdom since 1986 and has been a Fellow since 1993. Mr. Chin has also been a qualified member of Hong Kong Institute of Certified Public Accountants (the “HKICPA”) since 1987 and has held a Practicing Certificate since 2003.  Mr. Chin received his Graduate Diploma of Computing from a long distance program from Deakin University of Australia in 2001 and his Master of Business Administration degree from a special long distance program jointly provided by Deakin University and Association of Professional Engineers, Scientists and Managers Australia (APESMA) in 1998.  Mr. Chin received Higher Diploma in Accountancy from Lingnan College in Hong Kong in 1982.   Mr. Chin has significant experience in various roles as an independent director and a financial controller for various companies. He has served on the board of Jiahua Stores Holdings Limited, a company listed Hong Kong Stock Exchange and worked as financial controller for Petroasian Energy Holdings, also a company listed Hong Kong Stock Exchange.  We believe that this experience qualifies him to serve on our board of directors.

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

Mr. Manwai Chiu

Mr. Chiu was appointed as our director on June 7, 2010.  Mr. Manwai Chiu has served as the Chief Operating Officer of Deer Consumer Products, Inc. since May 2007, where he manages sales, sourcing, shipping and accounting. From April 1997 to May 2007, he held various positions at Hamilton Beach Proctor-Silex, Inc., most recently as the Sourcing Director. Mr. Chui received his Bachelor of Laws from the University of London and MBA from Charles Sturt University in Australia.  We believe that Mr. Chiu brings vital management and corporate strategy experience to the board of directors.

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

Director Independence

We use the definition for independence set forth in Rule 5605(a)(2) of the NASDAQ Marketplace Rules to determine that we have a majority of the board of directors comprised of “independent” directors, and to determine that the committees of our board of directors are comprised of “independent” directors.  Based on those standards set forth in Rule 5605(a)(2), the board of directors has determined that Kam-Cheung Chin, Simon Choi and Manwai Chiu are independent directors.

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Kam-Cheung Chin, Simon Choi and Manwai Chiu, each of whom is independent. The Audit Committee assists the board of directors oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the Securities and Exchange Commission requires to be included in our annual proxy statement. The Audit Committee operates under a written charter. Mr. Chin is the Chairman of our Audit Committee.

The board of directors determined that Mr. Chin possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the board of directors in identifying qualified individuals to become members of our board of directors, in determining the composition of the board of directors and in monitoring the process to assess board effectiveness.  Each of Kam-Cheung Chin, Simon Choi and Manwai Chiu are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter.  Mr. Choi is the Chairman of the Nominating Committee.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Kam-Cheung Chin, Simon Choi and Manwai Chiu are members of the Compensation Committee. The Compensation Committee operates under a written charter.  Mr. Choi is the Chairman of the Compensation Committee..

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Conflicts of Interest

Ms. Lou, one of our directors, is a managing partner of Milestone Capital Management Limited, an affiliate of Milestone.  After taking into account the sale of the Series A Convertible Preferred Shares to Milestone, Ms. Zhang, one of our directors and our chief financial officer, controls approximately 45.1 % of the total voting rights of our capital stock on a fully-diluted basis and Milestone owns approximately 17.2% of the voting rights of our capital stock on a fully-diluted basis , so that together these parties control a majority of the voting rights. This could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Name and Principal Position	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3) (4)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
Huitian Tang	2011	216,982	70,000	-	1,337,990	-	-	6,220	1,631,192
Chairman and CEO (1)	2010	139,200	-	-	969,370	-	-	-	1,108,570

Xiaoyan Zhang	2011	156,641	54,000	-	1,054,758	-	-	2,619	1,268,018
CFO and Director (2)	2010	109,092	-	-	805,070	-	-	-	914,162

(1)	Represents amounts paid to Mr. Tang as CEO of the Company and as a director of Liuzhou BCT. The amounts have been converted into US dollars by using average exchange rates for the periods.
(2)	Represents amounts paid to Ms. Zhang as CFO of the Company. The amounts have been converted into US dollars by using average exchange rates for the periods.
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

In addition, on December 16, 2011, the Board made grants of stock options to the following employees, executive officers and directors of the Company in the amounts set forth below:

Name	Award Amount
Huitian Tang , Chief Executive Officer	1,245,000
Xiaoyan Zhang, Chief Financial Officer	830,000
Simon Choi, director	10,000
Manwai Chiu, director	10,000
Kam-Cheung Chin, director	10,000
Kwokwai Ng, senior staff	20,000
Liyee Yik, senior staff	10,000

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

Outstanding Equity Awards— Fiscal Year Ended December 31, 2011

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

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Engleong Lee (3)	9,032	-	-	-	-	-	-	9,032
Simon Choi	18,065	-	6,979	-	-	-	-	25,044
Manwai Chiu	18,065	-	6,979	-	-	-	-	25,044
Kam-Cheung Chin (3)	9,032	-	6,979	-	-	-	-	16,011

(1)
We awarded each of Messrs.  Choi, Chiu and Chin stock options on December 16, 2011, pursuant to the Company’s 2010 Omnibus Securities and Incentive Plan with an exercise price of $2.00 per share.  The first 25% of these options vest and become exercisable on June 30, 2013, the second 25% vest and become exercisable on December 31, 2013, the third 25% vest and become exercisable on June 30, 2014 and the remaining 25% vest and become exercisable on December 31, 2014 and allow each of Messrs. Choi, Chiu and Chin to purchase 10,000 shares of our common stock at an exercise price of $2.00 per share.  Additionally, we awarded Mr. Chin options to purchase 10,000 shares of our common stock at an exercise price of $4 per share upon his appointment as a director of the Company, effective June 8, 2011,which options vest on June 8, 2012.

(2)
Represents the aggregate grant date fair value of option awards made during 2011. The fair value of options granted to the three independent directors were expensed in share-based compensation for the year ended December 31, 2011. Fair values were estimated using the binominal model. The assumptions that were used to calculate fair value of stock options as of July 16, 2011 were: 0% dividend yield, expected volatility of 44.38%, risk-free interest rate of 1.97%, an exercise multiple of two, and a post-vesting forfeiture rate of 0%.

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

	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Name and Address of Beneficial Owner	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Xiaoyan Zhang (2)	23,351,250	-	59.85%	-

Huitian Tang (2)	3,212,443	-	8.21%	-

Kam-Cheung Chin	-	-	-	-

Manwai Chiu	10,000	-	-	-

Simon Choi	10,000	-	-	-

Yunli Lou (3)	-	-	-	-

Yujing Tan (2)	2,816,889	-	7.38%	-

Jinghua Li (2)	3,474,237	-	9.11%	-

Milestone Longcheng Limited (4)	9,375,000	9,375,000	19.73%	100%

All directors and executive officers as a group (5 persons)	27,159,443	-	67.89%	-

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

On February 12, 2007, Mr. Youru Jiang, a director of Liuzhou BCT, entered into a loan agreement with Industrial and Commercial Bank of China Guangxi Branch in the amount of approximately $264,060 (RMB1,800,000), pursuant to which Liuzhou BCT pledged part of its assets to the bank as security interest for the loan. Mr. Jiang then lent the full amount of the above loan to the Liuzhou BCT for working capital. On December 31, 2008, a mutual agreement was signed among Mr. Jiang, Industrial and Commercial Bank of China Guangxi Branch and Liuzhou BCT, pursuant to which Liuzhou BCT assumed the obligation to repay the principal amount and accrued interest from January 1, 2009 onwards.

On January 15, 2009, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $660,150 (RMB 4,500,000), pursuant to which both the Property Management and Wuxuan Baicaotang Medicine Limited pledged part of their land and property to the bank as security interest for the loan.  The loan has been repaid on January 15, 2010.

On January 25, 2010, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $998,000 (RMB 6,800,000), pursuant to which Property Management pledged part of their premises to the bank as security interest for the loan. Approximately $880,000 (RMB 6,000,000) has been repaid in 2010 and the remaining has been paid off in 2011.

On September 15, 2010, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $1,211,200 (RMB 8,000,000), pursuant to which Property Management pledged part of their premises to the bank as security interest for the loan. The loan has been repaid on September 14, 2011.

On September 7, 2011, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $1,256,800 (RMB 8,000,000), pursuant to which Property Management pledged part of their premises to the bank as security interest for the loan.

On December 29, 2008, Liuzhou BCT entered into a loan agreement with Rural Credit Cooperatives in the amount of approximately $514,706 (RMB 3,500,000), pursuant to which Property Management pledged part of its premises to the bank as security interest for the loan. The loan has been repaid on December 28, 2011.

On November 27, 2009, Liuzhou BCT entered into a loan agreement with Liuzhou City Commercial Bank in the amount of approximately $733,500 (RMB 5,000,000), pursuant to which Property Management pledged part of its premises to the bank as security interest for the loan. The loan has been repaid on November 20, 2010.

On April 30, 2010, Liuzhou BCT entered into a loan agreement with Bank of Communications in the amount of approximately $2,640,600 (RMB 18,000,000), pursuant to which Property Management pledged part of its premises to the bank as security interest for the loan. The loan has been repaid on April 25, 2011.

On September 7, 2011, Liuzhou BCT entered into a loan agreement with Bank of Communications in the amount of approximately $2,827,800 (RMB 18,000,000), pursuant to which Property Management pledged part of its premises to the bank as security interest for the loan.

BCT Retail

On June 18, 2009, BCT Retail entered into a loan agreement with Rural Credit Cooperatives in the amount of approximately $1,613,700 (RMB 11,000,000), pursuant to which Property Management pledged part of their premises to the bank as security interest for the loan.

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

(1)
As of December 31, 2010, the directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei, and Bangfu Wang have an aggregate 34.3% interest in the registered share capital of Liucheng Medicine Limited. On June 16, 2011, the directors sold all of their equity interest in Liucheng Medicine Limited to Haifeng Zhu, Liuzhou BCT’s employee.  As of December 31, 2011, the above directors held no equity interest in Liucheng Medicine Limited.

(2)
As of December 31, 2010, the directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei, and Bangfu Wang have an aggregate 46.3% interest in the registered share capital of Guangxi Tianhu Medicine Limited. On June 28, 2011, the directors sold all of their equity interest in Guangxi Tianhu Medicine Limited to Haifeng Zhu, Liuzhou BCT’s employee.  As of December 31, 2011, the above directors held no equity interest in Guangxi Tianhu Medicine Limited.

(3)
As of December 31, 2010, the directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei, and Bangfu Wang have an aggregate 67.2% interest in the registered share capital of Guangxi Baicaotang Medicine Limited, Guangxi Branch. During the second quarter of 2011, the Company acquired Guangxi Baicaotang Medicine Limited, Guangxi Branch. As of December 31, 2011, the above directors held no equity interest in Guangxi Baicaotang Medicine Limited, Guangxi Branch.

(4)
As of December 31, 2010, the directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei, and Bangfu Wang have an aggregate 34.3% interest in the registered share capital of Wuxuan Baicaotang Medicine Limited. In 2011, the directors sold all of their equity interest in Wuxuan Baicaotang Medicine Limited to Haifeng Zhu, Liuzhou BCT’s employee.  As of December 31, 2011, the above directors held no equity interest in Wuxuan Baicaotang Medicine Limited.

The amount due from related companies as of December, 31 2011 and 2010 was as follows. Amounts due from related parties represent loans from us to related parties together with amounts representing our accounts receivable from related parties.  Such loan amounts are non-interest bearing and have no due date as is often the custom in China.

	Year ended December 31,			Year ended December 31,
	2011			2010
Names of related parties	Accounts receivable	Loan receivable	Total	Accounts receivable	Loan receivable	Total	Remark
Guangxi Tianhu Medicine Limited	$-	$-	$-	$504,274	$-	$504,274	(1)
Wuxuan Baicaotang Medicine Limited	-	-	-	56,051	393,640	449,691	(1)
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	-	-	-	2,598,494	-	2,598,494	(1)
Property Management	-	255,169	255,169		231,610	231,610	(2)
Total	$-	$255,169	$255,169	$3,158,819	$625,250	$3,784,069

(1)	See Notes 1, 2, 3 and 4 in the table immediately above.
(2)	The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei and Bangfu Wang have an aggregate 67.2% interest in the registered share capital of Property Management.

The amounts due to related companies represent loans from related companies at December 31, 2011 and 2010 was as follows.  The amounts are interest free and no interest was paid during the relevant reporting period.

	Year ended December 31,			Year ended December 31,
	2011			2010
Names of related parties	Repayment of principal	Maximum balance	Outstanding	Repayment of principal	Maximum balance	Outstanding	Remark
Liucheng Medicine Limited	$108,820	$109,820	$-	$18,759	$128,579	$109,820	(1)
Property Management	-	37,604	37,604	-	$29,399	$29,399	(2)
	$108,820	$147,424	$37,604	$18,759	$157,978	$139,219

(1)	See Notes 1 and 2 in the table immediately above.

Transactions with Property Management.

We do not have a 100% direct ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores.  We have entered into contractual arrangements with Property Management pursuant to which the shareholders of Property Management pledged to us their equity interests in BCT Retail and provide us with the ability to effectively control BCT Retail.  The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei and Bangfu Wang  have an aggregate 67.2% interest in the registered share capital of Property Management.

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

Hefeng Pharmaceutical

From 2006 to 2009, Mr. Jinghua Li, the General Manager of Liuzhou BCT, entered into a series of loan agreements with Hefeng Pharmaceutical, pursuant to which Hefeng Pharmaceutical borrowed an aggregate of approximately $586,563 at monthly interest rates ranging from 5.8% to 6.8%. All of the loan agreements have similar terms and provisions.

Liuzhou Retail

On June 18, 2009, Liuzhou Retail entered into a loan agreement with Rural Credit Cooperatives in the amount of approximately $1,613,700 (RMB 11,000,000), pursuant to which Baicaotang Property Development Limited pledge part of its premise to the bank as security interest for the loan.

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

The Earn-In Agreement enables those Liuzhou BCT shareholders to purchase shares of Ingenious (or its public parent company) from Ms. Zhang for a nominal amount per share provided that the Company meets certain performance targets for fiscal 2010 and 2011.  For the 2010 and 2011 fiscal years the performance targets for the Company are $26 million and $28 million after tax audited net income, respectively.  If the 2010 performance target is met, the Liuzhou BCT shareholders have the right to acquire 50% of shares held by Ms. Zhang over which they have a call right.  If the 2011 performance target is met, the Liuzhou BCT shareholders have the right to acquire the other 50% of the shares held by Ms. Zhang over which they have a call right.  The number of shares which can be acquired by the Liuzhou BCT shareholders under the Earn-In Agreement is in proportion to their former relative ownership interest in Liuzhou BCT.  Ms. Zhang may not transfer the shares during the five-year term of the Earn-In Agreement and in the event that all of the shares have not been delivered to the Liuzhou BCT shareholders, Ms. Zhang can only transfer them as she and the Liuzhou BCT shareholders agree.  As the Company has met both of the 2010 and 2011 performance targets, the Liuzhou BCT Shareholders are entitled to the call right to purchase back their shares at any time. To date none of the Liuzhou BCT Shareholders have exercised this call right.

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

(b)        Exhibits.

2.1	Share Exchange Agreement dated December 23, 2009 (1)

3.1	First Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (3)

4.1	Form of Warrant (1)

4.2	Form of Co-Placement Agent Warrant (4)

4.3	Certificate of Designation of Series A Convertible Preferred Shares (2)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (5)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (5)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (5)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Rural Credit Cooperatives (5)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Agricultural Bank of China (5)

10.12	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated February 13, 2006 (5)

10.13	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated March 27, 2006 (5)

10.14	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated April 6, 2006 (5)

10.15	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated May 18, 2006 (5)

10.16	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated December 6, 2006 (5)

10.17	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated December 29, 2008 (5)

10.18	Loan Agreement dated February 8, 2007 by and between Huitian Tang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.19	Confirmation Agreement dated December 31, 2008 by and among Huitian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.20	Loan Agreement dated February 12, 2007 by and between Youru Jiang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.21	Confirmation Agreement dated December 31, 2008 by and among Youru Jiang , Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.22	Lock-Up Agreement, dated December 23, 2009 (5)

10.23	Employment Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd., China BCT Pharmacy Group, Inc. and Huitian Tang (6)

10.24	Employment Agreement dated May 18, 2010 by and between Forever Well Asia Pacific Limited, China BCT Pharmacy Group, Inc. and Xiaoyan Zhang (6)

10.25	Earn-in Agreement dated December 30, 2009 (7)

10.26	Shares Pledge Agreement dated May 3, 2008 (7)

10.27	Shares Pledge Agreement dated March 31, 2009 (7)

10.28	Termination Agreement dated March 2, 2010 (7)

10.29	Share Transfer Agreement by and between Wenheng He and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.30	Share Transfer Agreement by and between Junwen Jia and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.31	Share Transfer Agreement by and between Qifeng Jiang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.32	Share Transfer Agreement by and between Youru Jiang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.33	Share Transfer Agreement by and between Jinghua Li and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.34	Share Transfer Agreement by and between Chunlin Liu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.35	Share Transfer Agreement by and between Gongchun Liu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.36	Share Transfer Agreement by and between Yuangang Meng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.37	Share Transfer Agreement by and between Yujing Tan and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.38	Share Transfer Agreement by and between Yuanjian Ye and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.39	Share Transfer Agreement by and between Bangfu Wang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.40	Share Transfer Agreement by and between Wende Wei and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.41	Share Transfer Agreement by and between Xiaojian Yang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.42	Share Transfer Agreement by and between Qingqiu Zhang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.43	Share Transfer Agreement by and between Ming’an Zhao and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.44	Amendment No. 1 to Earn-in Agreement, by and between Xiaoyan Zhang and the Buyers named thererin, dated May 19, 2010 (5)

10.45	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.46	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.47	Proxy Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd., dated May 19, 2010 (5)

10.48	Form of sales agreement with related parties (7)

10.49	Independent Director Agreement of Simon Choi (8)

10.50	Independent Director Agreement of Manwai Chiu (8)

10.51	Independent Director Agreement of Kam-Cheung Chin (13)

10.52	2010 Omnibus Securities and Incentive Plan (9)

10.53	Stock Option Agreement between the Registrant and Huitian Tang made as of June 27, 2010 (9)

10.54	Stock Option Agreement between the Registrant and Xiaoyan Zhang made as of June 27, 2010 (9)

10.55	Stock Option Agreement between the Registrant and Eng Leong Lee made as of July 16, 2010 (7)

10.56	Stock Option Agreement between the Registrant and Simon Choi made as of July 16, 2010 (7)

10.57	Stock Option Agreement between the Registrant and Manwai Chiu made as of July 16, 2010 (7)

10.58	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Huitian Tang (7)

10.59	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Xiaoyan Zhang (7)

10.60	Asset Transfer Agreement dated February 28, 2010 by and between Liuzhou Wubaitang Medicine Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.61	Asset Transfer Agreement dated March 29, 2010 by and between Zhaoping County Laobaixin Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.62	Asset Transfer Agreement dated April 25, 2010 by and between Lai Bing Peng Fei Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.63	Form of Retail Chain Leasing Contract (7)

10.64	Entrust Shareholding Agreement Between Liuzhou BCT Shareholders and Ms. Xiaoyan Zhang on Ingenious Dated July 21, 2008 (11)

10.65	Series A Convertible Preferred Shares Purchase Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.66	Registration Rights Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.67	Shareholders Agreement, by and among the Company, Milestone Longcheng Limited, certain shareholders of the Company and Mr. Huitian Tang as representative for the shareholders (10)

10.68	Form of Stock Option Agreement – Not Granted Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

10.69	Form of Stock Option Agreement Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

14	Code of Ethics and Business Conduct (8)

21	List of Subsidiaries (4)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on March 3, 2011.
(3)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on March 3, 2010.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed on May 27, 2010.
(6)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2010.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed July 29, 2010.
(8)	Incorporated by reference to the Company’s Form 8-K filed on June 9, 2010.
(9)	Incorporated by reference to the Company’s Form 8-K filed on June 29, 2010.
(10)	Incorporated by reference to the Company’s Form 8-K filed on January 18, 2011.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 20, 2010
(12)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2011.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

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

PKF
Certified Public Accountants
A Professional Corporation
Glendale, California
March 30, 2012

China BCT Pharmacy Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2011	2010

Sales revenue	$257,487,138	$200,813,260
Cost of sales	195,670,634	151,988,552
Gross profit	61,816,504	48,824,708

Operating expenses
Administrative expenses	12,406,676	8,097,374
Selling expenses	7,210,359	5,350,258
Total operating expenses	19,617,035	13,447,632

Income from operations	42,199,469	35,377,076

Non-operating income (expense)
Interest income	60,479	11,651
Other income	159,062	168,732
Change in fair value of warrant liabilities	1,082,202	582,226
Other expenses	(502,729)	(462,989)
Finance costs	(892,172)	(878,390)
Exchange income (loss)	120,519	(23,608)
Total non-operating income (expense)	27,361	(602,378)

Income before income taxes	42,226,830	34,774,698
Income taxes	(11,036,300)	(9,086,106)
Net income	31,190,530	25,688,592
Other comprehensive income
Foreign currency translation adjustments	4,481,290	2,317,595

Total comprehensive income	$35,671,820	$28,006,187

Earnings per share: basic and diluted	$0.72	$0.67

Weighted average number of shares
outstanding: basic	38,154,340	38,063,507

Weighted average number of shares
outstanding: diluted	38,156,873	38,415,441

Reconciliation of net income to income applicable to common stock:
Net income	31,190,530	25,688,592
Less: dividends and accretion on preferred stock	3,890,037	-
Income applicable to common stock	$27,300,493	$25,688,592

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

China BCT Pharmacy Group, Inc.
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2011	2010

Cash flows from financing activities :
Advance/ repayment activities with related companies, net	$(5,037,674)	$620,549
Net proceeds from placement of preferred stock	29,495,866	-
Proceeds received from private placement	-	2,315,138
Restricted cash	330,517	(138,823)
Proceeds from bank loans	9,888,040	8,039,160
Repayments of bank loans	(11,838,221)	(8,329,434)
Repayments of other loans	-	(2,238,759)
Repayments to directors	(28,689)	(830,557)
Proceeds from other loans	-	35,208
Net cash flows provided by financing activities	22,809,839	(527,518)

Effect of foreign currency translation on cash and cash equivalents	1,738,205	660,892

Net increase in cash and cash equivalents	11,322,416	6,852,954

Cash and cash equivalents - beginning of year	20,157,112	13,304,158

Cash and cash equivalents - end of year	$31,479,528	$20,157,112

Supplemental disclosures for cash flow information :
Cash paid for
- Interest	$799,339	$951,670
- Income taxes	$11,681,301	$7,255,019

Non-cash financing and investing activities:
Dividends and accretion on preferred stock	$3,890,037	$-

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

During the years ended December 31, 2011 and 2010, amortization expense was $327,419, and $321,127, respectively.

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

Sales to related companies of which certain of the Company’s directors had controlling interests.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 12, 2012.

CHINA BCT PHARMACY GROUP, INC.

/s/ Huitian Tang
By: Huitian Tang
Chief Executive Officer and Director (principal executive officer)

EXHIBIT INDEX

2.1	Share Exchange Agreement dated December 23, 2009 (1)

3.1	First Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (3)

4.1	Form of Warrant (1)

4.2	Form of Co-Placement Agent Warrant (4)

4.3	Certificate of Designation of Series A Convertible Preferred Shares (2)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (5)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (5)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (5)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Rural Credit Cooperatives (5)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Agricultural Bank of China (5)

10.12	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated February 13, 2006 (5)

10.13	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated March 27, 2006 (5)

10.14	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated April 6, 2006 (5)

10.15	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated May 18, 2006 (5)

10.16	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated December 6, 2006 (5)

10.17	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated December 29, 2008 (5)

10.18	Loan Agreement dated February 8, 2007 by and between Huitian Tang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.19	Confirmation Agreement dated December 31, 2008 by and among Huitian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.20	Loan Agreement dated February 12, 2007 by and between Youru Jiang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.21	Confirmation Agreement dated December 31, 2008 by and among Youru Jiang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.22	Lock-Up Agreement, dated December 23, 2009 (5)

10.23	Employment Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd., China BCT Pharmacy Group, Inc. and Huitian Tang (6)

10.24	Employment Agreement dated May 18, 2010 by and between Forever Well Asia Pacific Limited, China BCT Pharmacy Group, Inc. and Xiaoyan Zhang (6)

10.25	Earn-in Agreement dated December 30, 2009 (7)

10.26	Shares Pledge Agreement dated May 3, 2008 (7)

10.27	Shares Pledge Agreement dated March 31, 2009 (7)

10.28	Termination Agreement dated March 2, 2010 (7)

10.29	Share Transfer Agreement by and between He Wenheng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.30	Share Transfer Agreement by and between Jia Junwen and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.31	Share Transfer Agreement by and between Jiang Qifeng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.32	Share Transfer Agreement by and between Youru Jiang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.33	Share Transfer Agreement by and between Jinghua Li and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.34	Share Transfer Agreement by and between Chunlin Liu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.35	Share Transfer Agreement by and between Gongchun Liu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.36	Share Transfer Agreement by and between Yuangang Meng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.37	Share Transfer Agreement by and between Yujing Tan and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.38	Share Transfer Agreement by and between Yuanjian Ye and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.39	Share Transfer Agreement by and between Bangfu Wang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.40	Share Transfer Agreement by and between Wende Wei and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.41	Share Transfer Agreement by and between Xiaojian Yang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.42	Share Transfer Agreement by and between Qingqiu Zhang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.43	Share Transfer Agreement by and between Ming’an Zhao and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.44	Amendment No. 1 to Earn-in Agreement, by and between Xiaoyan Zhang and the Buyers named thererin, dated May 19, 2010 (5)

10.45	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd. dated May 19, 2010 (5)

10.46	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd. dated May 19, 2010 (5)

10.47	Proxy Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd., dated May 19, 2010 (5)

10.48	Form of sales agreement with related parties (7)

10.49	Independent Director Agreement of Simon Choi (8)

10.50	Independent Director Agreement of Manwai Chiu (8)

10.51	Independent Director Agreement of Kam-Cheung Chin (13)

10.52	2010 Omnibus Securities and Incentive Plan (9)

10.53	Stock Option Agreement between the Registrant and Huitian Tang made as of June 27, 2010 (9)

10.54	Stock Option Agreement between the Registrant and Xiaoyan Zhang made as of June 27, 2010 (9)

10.55	Stock Option Agreement between the Registrant and Eng Leong Lee made as of July 16, 2010 (7)

10.56	Stock Option Agreement between the Registrant and Simon Choi made as of July 16, 2010 (7)

10.57	Stock Option Agreement between the Registrant and Manwai Chiu made as of July 16, 2010 (7)

10.58	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Huitian Tang (7)

10.59	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Xiaoyan Zhang (7)

10.60	Asset Transfer Agreement dated February 28, 2010 by and between Liuzhou Wubaitang Medicine Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.61	Asset Transfer Agreement dated March 29, 2010 by and between Zhaoping County Laobaixin Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.62	Asset Transfer Agreement dated April 25, 2010 by and between Lai Bing Peng Fei Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.63	Form of Retail Chain Leasing Contract (7)

10.64	Entrust Shareholding Agreement Between Liuzhou BCT Shareholders and Ms. Xiaoyan Zhang on Ingenious Dated July 21, 2008 (11)

10.65	Series A Convertible Preferred Shares Purchase Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.66	Registration Rights Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.67	Shareholders Agreement, by and among the Company, Milestone Longcheng Limited, certain shareholders of the Company and Mr. Huitian Tang as representative for the shareholders (10)

10.68	Form of Stock Option Agreement – Not Granted Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

10.69	Form of Stock Option Agreement Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

14	Code of Ethics and Business Conduct (8)

21	List of Subsidiaries (4)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on March 3, 2011.
(3)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on March 3, 2010.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed on May 27, 2010.
(6)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2010.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed July 29, 2010.
(8)	Incorporated by reference to the Company’s Form 8-K filed on June 9, 2010.
(9)	Incorporated by reference to the Company’s Form 8-K filed on June 29, 2010.
(10)	Incorporated by reference to the Company’s Form 8-K filed on January 18, 2011.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 20, 2010.
(12)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2011.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

* Filed herewith.

** Previously furnished with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed on April 6, 2012, and incorporated herein by reference.