Form 10-Q
period 2012-06-30
China BCT Pharmacy Group, Inc.
filed 2012-08-17
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒  No  ☐

As of August 17, 2012, the registrant had 38,154,340 shares of common stock outstanding.

  PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

China BCT Pharmacy Group, Inc.

Consolidated Statements of Income and Comprehensive Income

 (Stated in US Dollars)

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011

Sales revenue	$61,097,960	$65,115,748	$132,343,319	$123,718,988
Cost of sales	47,746,668	49,043,088	102,480,051	94,039,127
Gross profit	13,351,292	16,072,660	29,863,268	29,679,861

Operating expenses
Administrative expenses	2,624,345	2,685,357	4,621,643	5,716,052
Selling expenses	2,181,701	1,770,562	4,562,650	3,715,147
Total operating expenses	4,806,046	4,455,919	9,184,293	9,431,199

Income from operations	8,545,246	11,616,741	20,678,975	20,248,662

Non-operating income (expense)
Interest income	13,447	24,162	18,796	25,989
Other income	87,330	114,545	251,770	136,741
Change in fair value of warrant liabilities	180,177	300,662	137,453	576,044
Other expenses	(11,295)	(17,586)	(12,503)	(17,586)
Finance costs	(270,377)	(195,846)	(492,285)	(389,904)
Total non-operating income (expense)	(718)	225,937	(96,769)	331,284

Income before income taxes	8,544,528	11,842,678	20,582,206	20,579,946

Income taxes	(2,112,052)	(3,239,723)	(5,244,609)	(5,727,520)
Net income	6,432,476	8,602,955	15,337,597	14,852,426
Other comprehensive income
Foreign currency translation adjustments	124,404	1,996,994	1,011,902	2,350,904

Total comprehensive income	$6,556,880	$10,599,949	$16,349,499	$17,203,330

Earnings per share – basic and diluted	$0.13	$0.19	$0.34	$0.35

Weighted average number of shares
outstanding – basic and diluted	38,154,340	38,154,340	38,154,340	38,154,340

Reconciliation of net income to income applicable to common stock:
Net income	$6,432,476	$8,602,955	$15,337,597	$14,852,426
Less: dividends and accretion on preferred stock	(1,335,761)	(1,167,011)	(2,502,772)	(1,556,015)
Income applicable to common stock	$5,096,715	$7,435,944	$12,834,825	$13,296,411

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(*)

Assets
Current assets
Cash and cash equivalents	$19,680,643	$31,479,528
Restricted cash	497,799	1,052,096
Accounts receivable, net	146,361,502	118,406,001
Bills receivable	94,938	33,052
Amounts due from related companies	255,966	255,169
Other receivables, prepayments and deposits	8,048,067	5,750,056
Inventories	19,140,610	14,183,052
Deferred income taxes	888,034	927,860
Total current assets	194,967,559	172,086,814

Property, plant and equipment, net	19,742,409	18.097,062
Land use rights, net	13,510,398	13,584,135
Long-term deposits	7,405,164	7,070,400
Goodwill	543,211	540,157
Other intangible assets, net	461,609	504,948
Deferred income taxes	683,179	667,509
Other investment	31,646	31,424
Total assets	$237,345,175	$212,582,449

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.

Consolidated Balance Sheets (Cont’d)

 (Stated in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(*)

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$53,270,780	$42,290,191
Bills payable	562,459	2,104,192
Other payables and accrued expenses	5,414,391	5,490,237
Amounts due to directors	126,871	168,246
Amounts due to related companies	461,011	37,604
Income taxes payable	2,060,982	2,726,869
Secured bank loans	9,735,706	9,036,060
Other loans	203,009	200,956
Retirement benefit costs	66,859	46,854
Total current liabilities	71,902,068	62,101,209

Secured long-term bank loans	166,139	206,767
Warrant liabilities	53,538	190,991
Retirement benefit costs	162,371	177,368
Total liabilities	72,284,116	62,676,335

Commitments and contingencies

Convertible redeemable preferred stock
Series A convertible, redeemable preferred stock:
$0.001 par value; 20,000,000 shares authorized;
9,375,000 and zero shares issued and outstanding	34,388,675	33,385,903

Stockholders’ equity
Common stock: par value $0.001 per share;
150,000,000 shares authorized;
38,154,340 shares issued and outstanding	38,154	38,154
Additional paid-in capital	18,579,212	18,273,766
Statutory and other reserves	6,851,002	6,851,002
Accumulated other comprehensive income	9,921,057	8,909,155
Retained earnings	95,282,959	82,448,134
Total stockholders’ equity	130,672,384	116,520,211
Total liabilities and stockholders’ equity	$237,345,175	$212,582,449

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2012	2011

Cash flows from operating activities :
Net income	$15,337,597	$14,852,426
Adjustments to reconcile net income to net cash flows (used in)
provided by operating activities :
Depreciation and amortization	812,983	693,078
Deferred taxes	35,094	(2,737)
Loss on sale of property, plant and equipment	-	10,960
Change in fair value of warrant liabilities	(137,453)	(576,044)
Share-based compensation	305,446	571,314
Changes in operating assets and liabilities, net of effects of acquisitions of distribution chains
Accounts receivable	(27,104,275)	2,598,361
Bills receivable	(61,776)	(23,052)
Other receivables, prepayments and deposits	(2,258,690)	(634,987)
Inventories	(4,858,382)	(4,673,617)
Accounts payable	10,698,050	10,732,080
Bills payable	(1,555,158)	(109,528)
Other payables and accrued expenses	(116,188)	(915,249)
Retirement benefit costs	3,422	(14,454)
Income taxes payable	(683,396)	517,804
Total adjustments	(24,920,323)	8,173,929
Net cash flows (used in) provided by operating activities	$(9,582,726)	$23,026,355

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.

Consolidated Statements of Cash Flows (Cont’d)

 (Stated in US Dollars)

	Six months ended June 30,
	(Unaudited)
	2012	2011

Cash flows from investing activities :
Additions to property, plant and equipment	$(2,115,806)	$(1,175,346)
Net cash from acquisition of distribution chains	-	36,502
Payments to acquire intangible assets	(449)	(6,730)
Proceeds from sale of property, plant and equipment	-	4,039
Change in long-term deposits	(284,598)	(3,365,600)
Net cash flows used in investing activities	(2,400,853)	(4,507,135)

Cash flows from financing activities :
Advance/repayment to related companies	423,417	(5,697,634)
Proceeds received from placement of preferred stock	-	29,495,866
Change in restricted cash	561,379	(251,467)
Repayments to directors	(42,486)	(37,397)
Proceeds from bank loans	5,538,050	5,839,840
Repayments of bank loans	(4,944,329)	(5,958,109)
Preferred dividend paid	(1,500,000)	-
Net cash flows provided by financing activities	36,031	23,391,099

Effect of foreign currency translation on cash and cash equivalents	148,663	1,033,139

Net (decrease) increase in cash and cash equivalents	(11,798,885)	42,943,458

Cash and cash equivalents - beginning of period	31,479,528	20,157,112

Cash and cash equivalents - end of period	$19,680,643	$63,100,570

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	$416,764	$359,815
Income taxes	$5,892,912	$5,212,452

Non-cash financing and investing activities
Dividends and accretion on preferred stock	$2,502772	$1,556,015

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Stated in US Dollars)

					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, December 31, 2011	38,154,340	$38,154	$18,273,766	$6,851,002	$8,909,155	$82,448,134	$116,520,211
Net income	-	-	-	-	-	15,337,597	15,337,597
Foreign currency translation adjustments	-	-	-	-	1,011,902	-	1,011,902
Share-based compensation	-	-	305,446	-	-	-	305,446
Accretion of preferred stock to redemption	-	-	-	-	-	(2,502,772)	(2,502,772)

Balance, June 30, 2012	38,154,340	$38,154	$18,579,212	$6,851,002	$9,921,057	$95,282,959	$130,672,384

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

The Company is principally engaged in the production, distribution and retailing drugs in the People’s Republic of China (the “PRC”).

Currently the Company has five subsidiaries:

		The Company’s
	Place/date of	effective
	incorporation or	ownership	Common stock/	Principal
Company name	establishment	interest	registered capital	activities

Ingenious Paragon Global Limited (“Ingenious”)	British Virgin Islands (“BVI”) / May 29, 2008	100%	Authorized, issued and fully paid 50,000 common shares of $1 par value each	Investment holding

Forever Well Asia Pacific Limited (“Forever Well”)	Hong Kong / January 10, 2008	100%	Authorized, issued and fully paid 10,000 common shares of HK$1 each	Investment holding

Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”)	PRC / April 3, 1986	100%	Registered and fully paid up capital RMB192,478,478	Investment holding and distribution of drugs

Guangxi Liuzhou Baicaotang Medicine (Retail Chain) Limited (“BCT Retail”)	PRC / October 30, 2001	100%	Registered and fully paid up capital RMB3,000,000	Retail sales of drugs

Guangxi Hefeng Pharmaceutical Company Limited (“Hefeng Pharmaceutical”)	PRC / September 18, 2000	100%	Registered and fully paid up capital RMB5,000,000	Production and sales of drugs

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the period presented herewith have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of June 30, 2012 and December 31, 2011, the cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars placed with banks in the PRC and Hong Kong.  Those denominated in RMB are not freely convertible into foreign currencies, and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

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

No provision for excess or obsolete inventory was deemed necessary as of June 30, 2012 and December 31, 2011.

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

Maintenance and repairs are expensed as incurred.  Cost and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts and any resulting gain or loss is included in non-operations.

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

Comprehensive income

The Company has adopted FASB ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances.  Components of comprehensive income (loss) include net income and foreign currency translation adjustments.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related companies.  As of June 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit standing.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts for accounts receivable.

During the six months ended June 30, 2012 and 2011, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s accounts receivable as of June 30, 2012 and December 30, 2011.

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

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with FASB ASC 260 “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of any dilutive securities outstanding during the periods.

Fair value of financial instruments

FASB ASC 820 “Fair Value and Derivatives” requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected.  The carrying amounts of the financial assets and liabilities approximate their fair values due to short maturities or the applicable interest rates approximate the current market rates.

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

PRC

Corporate income tax (“CIT”) to Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical is charged at a rate of 25%.

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

6.        Inventories

	June 30, 2012	December 31, 2011
Raw materials	$1,340,507	$1,040,582
Work-in-progress	124,997	135,533
Finished goods	17,675,106	13,006,937

	$19,140,610	$14,183,052

7.        Goodwill and other Intangible assets, net

	June 30, 2012	December 31, 2011
Goodwill
Acquisitions of retail stores	$435,243	$432,189
Acquisition of Hefeng	107,968	107,968

Total	$543,211	$540,157

Other intangible assets
Pharmaceutical licenses	$799,646	$799,197
Customer contracts	90,729	90,729
Trademarks, technology know-how, and patents	118,146	118,146
	1,008,521	1,008,072
Accumulated amortization	(546,912)	(503,124)

Net	$461,609	$504,948

During the six months ended June 30, 2012 and 2011, amortization of intangible assets amounted to $43,963 and $51,883, respectively.

8.        Property, plant and equipment, net

Property, plant and equipment are stated at cost, as follows:

	June 30, 2012	December 31, 2011
Buildings	$15,147,086	$13,625,189
Plant and machinery	1,572,318	1,552,234
Furniture, fixtures and equipment	6,837,671	5,668,331
Motor vehicles	446,178	443,048
	24,003,253	21,288,802
Accumulated depreciation	(5,146,932)	(4,511,548)
	18,856,321	16,777,254
Construction in progress	886,088	1,319,808

	$19,742,409	$18,097,062

(a)   An analysis of buildings, plant and machinery pledged to banks for banking loans (note 12(d)(i)) is as follows :

	June 30, 2012	December 31, 2011
Buildings	$9,210,046	$5,471,223
Accumulated depreciation	(2,384,741)	(1,420,229)

	$6,825,305	$4,050,994

9.         Land use rights

	June 30, 2012	December 31, 2011

Land use rights	$16,555,153	$16,440,340
Accumulated amortization	(3,044,755)	(2,856,205)

	$13,510,398	$13,584,135

The Company has obtained land use rights from the relevant PRC land authority for periods ranging from 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.  As of June 30, 2012 and December 31, 2011, land use rights with carrying amount of $4,490,824 and $1,127,907, respectively were pledged to a bank for the bank loans granted to the Company (note 12(d)(ii)).

During the six months ended June 30, 2012 and 2011, amortization amounted to $167,246 and $137,863, respectively.

10.       Amounts due to directors

The amounts due to directors are unsecured and repayable on demand.  The balances are interest free, except for the amounts of $22,152 as of June 30, 2012 and $47,136 as of December 31, 2011, which were interest bearing at a fixed rate of 24% per annum.

11.      Amounts due from/to related companies

The related companies are controlled by certain of the Company’s directors including Mr. Huitian Tang, the Company’s Chief Executive Officer and Chairman. These amounts due from or to related companies are interest-free, unsecured and payable on demand.

12.      Secured bank loans

	June 30, 2012	December 31, 2011
Short-term loans - note 12(a)	$9,652,030	$7,227,520
Current maturities of long-term bank loan	83,676	1,808,540

	$9,735,706	$9,036,060

Long-term bank loans - note 12(b)	$249,815	$2,015,307
Less: current maturities	(83,676)	(1,808,540)

	$166,139	$206,767

(a)	The weighted average interest rates for short-term loans as of June 30, 2012 and December 31, 2011 were 7.51% and 7.73% per annum, respectively.

(b)	The long-term loans as of June 30, 2012 bear interest rates from 8.32% which are adjusted on an annual basis in accordance with the loan rates published by the People’s Bank of China.

(c)	As of June 30, 2012, the Company’s banking facilities were composed of the following:

Facilities granted	Granted	Amount Utilized	Unused
Bills payable	$2,484,211	$281,230	$2,202,981
Secured bank loans	$9,901,845	$9,901,845	$-

Some suppliers request the Company to settle accounts payable by issuance of banker’s acceptance bills, which are interest free with maturity of three months from date of issuance.  The Company is required to deposit with the banks amounts equal to 50% of the bills amount at the time of issuance and pay bank charges.  These deposits will be used to settle the bills at maturity

(d)	As of June 30, 2012, the above bills payable and bank loans were secured by the following:

(i)	Property, plant and machinery with carrying value of $6,825,305 (note 8);

(ii)	Land use rights with carrying value of $4,490,824 (note 9); and

(iii)	Buildings and land use rights owned by related companies which are controlled by certain of the Company’s directors.

(e)	Long-term borrowings are repayable as follows:

	June 30, 2012	December 31, 2011
Within one year	$83,676	$1,808,540
After one year but within two years	91,675	87,154
After two years but within three years	74,464	94,689
After three years but within four years	-	24,924
	$249,815	$2,015,307

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

13.      Other loans

	June 30, 2012	December 31, 2011
Other loans	$203,009	$200,956

All other loans are unsecured and repayable on demand.  Other loans bear interest at a fixed rate of 2% per month.

14.      Warrant liabilities

As of December 30, 2009, the Company completed a private placement of 2,489,370 shares of common stock and five-year warrants to purchase up to 1,244,368 shares of common stock (“First Batch Warrants”) at an exercise price of $3.81 per share for gross proceeds of $6,322,952 which includes related issuance expenses of $1,016,290.  In accordance with FASB ASC 815 “Derivatives and Hedging”, these warrants are not considered indexed to the Company’s own stock and should be classified as financial derivative liabilities at fair value for each reporting period.  However, the Company considered the amount to be immaterial to the financial statements for the year ended December 31, 2009 as the fair value of First Batch Warrants was $1,294,142 as of December 31, 2009, thus, the net proceeds were allocated to First Batch Warrants resulting in the entire amount recorded as equity.

Upon the completion of a private placement as of February 1, 2010, of which five-year warrants to purchase up to 514,933 shares of common stock (“Second Batch Warrants”) were issued to investors and should be classified as financial derivative liabilities at fair value for each reporting period in accordance with FASB ASC 815 “Derivatives and Hedging”, the Company determined that the aggregate fair value of warrants issued as of February 1, 2010 was material to the financial statements for the three months ended March 31, 2010.  Accordingly, a reallocation was made for the fair value of First Batch Warrants as of December 31, 2009 amounting to $1,294,142 from the Company’s equity to warrant liabilities as of February 1, 2010.  For the Second Batch Warrants, part of the net proceeds amounting to $561,277, representing the fair value as of February 1, 2010, was allocated to warrant liabilities at initial recognition.

The fair value of the warrants was calculated using the binomial model.  The assumptions that were used to calculate fair value of First Batch Warrants and Second Batch Warrants, as of June 30, 2012, are as follows:

●	Expected volatility of 36.21% and 36.23%, respectively
●	Expected dividend yield of 0%
●	Risk-free interest rate of 0.389% and 0.399%, respectively
●	Expected lives of 2.50 years and 2.59 years
●	Exercise price of $3.81 per share

As of June 30, 2012, the fair value of warrant liabilities was $53,538 and a corresponding gain on the change in fair value of warrant liabilities of $137,453 was recognized in the Company’s statement of operations for the six months ended June 30, 2012.

Warrants issued and outstanding, all of which are exercisable at June 30, 2012, are summarized as follows:

Number of shares
First Batch Warrants	1,244,368
Second Batch Warrants	514,933

1,759,301

15.      Commitments and contingencies

a.	Capital commitment

As of June 30, 2012, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

b.	Operating lease commitments

As of June 30, 2012, the Company had non-cancelable operating leases for its retail stores with future minimum lease payments to be paid are as follows:

Within one year	$1,046,239
After one year but within two years	387,157
After two years but within three years	128,659
After three years but within four years	28,815
$1,590,870

The rental expense relating to the operating leases was $742,167 and $601,038 for the six months ended June 30, 2012 and 2011, respectively.

c.	Employment agreements

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

d)	Distribution agreements

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

For the six months ended June 30, 2012 and 2011, sales revenue from these government-owned hospital customers was approximately $19,430,000 and $13,850,000, respectively.

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

The conversion price shall be subject to adjustment as follows if any of the events listed below occur prior to the conversion of any Preferred Shares being converted:

(a)
In the event the Company pays a dividend or makes a distribution on its common shares in common shares, subdivides or reclassifies its outstanding common shares into a greater number of shares, or  consolidates or reclassifies its outstanding common shares into a smaller number of shares, the conversion price in effect immediately prior to such event shall be adjusted so that the holders of the Preferred Shares thereafter converted shall be entitled to receive the number of common shares of the Company which they would have owned or have been entitled to receive after the occurrence of such event had the Preferred Shares been converted immediately prior to the occurrence of such event

(b)
In the event the Company issues common shares, issues rights, options or warrants to subscribe for or purchase common shares, or issues or sells other rights for common shares or securities whether or not convertible or exchangeable into common shares  for a consideration per share less than the then effective conversion price on the date the Company issues or sells such  securities, then in each such case the conversion price in effect immediately prior to the issuance of such securities shall be reduced, concurrently with the issue of such securities, to the price appropriately readjusted

(c)
In the event the Company’s net income after tax under U.S. GAAP, but excluding the effects of extraordinary gains, and non-cash expenses relating to options and warrants, and qualified public offering related expenses as and when expensed in the Company’s audited annual financial statements for the twelve-month period ending December 31, 2011, and prepared on a pro forma basis, is less than US$31,200,000, the conversion price shall be adjusted, effective on the date of the issuance of the 2011 annual audited financial statements

(d)
In the event the Company distributes to all holders of its common shares any share capital of the Company (other than common shares) or evidences of indebtedness or cash or other assets (excluding regular cash dividends or distributions paid from retained earnings of the Company and dividends or distributions referred to in (a) above) or rights, options or warrants to subscribe for or purchase any of its securities (excluding those referred to in (b) above) then, in each such case, the conversion price shall be adjusted

(e)
In the event any securities of the Company (other than Preferred Shares) , are amended or otherwise modified by operation of their terms or otherwise in any manner whatsoever that results in the reduction of the exercise, conversion or exchange price of such securities payable upon the exercise for, or conversion or exchange into, common shares or other securities exercisable for, or convertible or exchangeable into, common shares and/or such securities becoming exercisable for, or convertible or exchangeable into more shares or a greater amount of such securities which are, in turn exercisable for, or convertible or exchangeable into, common shares, or more common shares, then such amendment or modification shall be treated as if the securities which have been amended or modified have been terminated and new securities have been issued with the amended or modified terms for purposes of Section (b) above

We classify the Preferred Shares as temporary equity in accordance with ASR 268 (Securities and Exchange Commission, Financial Reporting Codification, Section No. 211,  Redeemable Preferred Stocks)  because the Preferred Shares contain a conditional obligation that may require us, at the option of the holders, to redeem some or all of these shares by transferring our assets upon the occurrence of certain events that are not solely within the control of the Company.

The initial fair value of the Preferred Shares was $29,495,866 representing the transaction price of $30,000,000, in accordance with the FASB ASC 820 “Fair Value Measurement and Disclosure”, less related issue costs of $504,134.

We evaluated the economic characteristics and risks of the conversion feature as an embedded derivative and determined such economic characteristics and risks are clearly and closely related to the host contract.  Therefore, the conversion feature does not meet the requirements of FASB ASC 815 “Derivatives and Hedging” for bifurcation and separate fair value accounting.

The Company has elected to adjust the carrying amount of the Preferred Shares at each reporting date by applying periodic accretions, using the interest method, so that the carrying amount will be equal to the possible redemption amount at the earliest determinable redemption date of February 28, 2014.  As of June 30, 2012, such accretion amount was $2,502,772 resulting in a carrying amount for the Preferred Shares of $34,388,675 at that date after the payment of dividend of $1,500,000.

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

As of June 30, 2012, we have 4,795,000 options that are exercisable or may become exercisable for shares of our common stock issued and outstanding.  The Plan is more fully described in Note 22 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at June 30, 2012 had no intrinsic value because the Company’s stock price was either equal or lower than all option exercise prices.  Fair values were estimated using the Binominal tree option-pricing model.  During the six months ended June 30, 2012, there were no options granted, exercised or forfeited.  The weighted average exercise price of the options is $2.47  as of June 30, 2012.  A summary of the Company’s stock options issued and outstanding as of June 30, 2012, is presented below:

	Number of options	Exercise Price	Weighted Average Remaining life
Stock options granted and outstanding	3,660,000	$2	9.48
Stock options granted and outstanding	1,120,000	$4	8
Stock options granted and outstanding	15,000	$5	8.14

Total exercisable at June 30, 2012	4,795,000	2.48	9.13

19.     Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% of employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income.  The Company contributed $618,008 and $308,448 for the six months ended June 30, 2012 and 2011, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales revenue
Pharmaceutical distribution	$43,505,861	$48,493,250	$96,767,659	$91,744,421
Retail pharmacy	13,864,014	13,151,576	27,853,992	25,700,933
Manufacturing	3,728,085	3,470,922	7,721,668	6,273,634

	$61,097,960	$65,115,748	$132,343,319	$123,718,988

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating income
Pharmaceutical distribution	$4,649,705	$7,769,085	$12,526,948	$14,328,166
Retail pharmacy	2,749,194	2,485,093	5,225,374	4,273,249
Manufacturing	1,596,813	1,774,233	3,514,913	3,244,874

	$8,995,712	$12,028,411	$21,267,235	$21,846,289

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Depreciation and amortization expenses
Pharmaceutical distribution	$183,757	$122,347	$365,141	$292,106
Retail pharmacy	102,041	46,202	179,705	89,596
Manufacturing	123,971	160,048	268,137	311,376

	$409,769	$328,597	$812,983	$693,078

	June 30,	December 31,
	2012	2011
Assets
Pharmaceutical distribution	$198,548,932	$164,525,782
Retail pharmacy	16,382,277	21,748,464
Manufacturing	19,258,330	19,389,356
	$234,189,539	$205,663,602

Reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Total consolidated revenue	$61,097,960	$65,115,748	$132,343,319	$123,718,988

Total profit before tax for reportable
segments	8,995,712	12,028,411	21,267,235	21,846,289
Unallocated amounts relating to
operations:
Change in fair value of warrant liabilities	180,177	300,662	137,453	576,044
Share based compensation	(166,006)	(2,791)	(305,446)	(571,314)
Interest income	4,127	21,708	9,559	21,708
Other income	8,003	72,047	105,532	72,047
Other general expenses	(476,914)	(576,605)	(631,353)	(1,363,643)
Finance costs	(571)	(754)	(774)	(1,185)

Income before income taxes	$8,544,528	$11,842,678	$20,582,206	$20,579,946

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$234,189,539	$205,663,602
Cash and cash equivalents	3,155,636	6,918,847

	$237,345,175	$212,582,449

All of the Company’s long-lived assets and revenues classified based on the customers are located in the PRC.

21.     Subsequent events

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

Pharmaceutical distribution segment

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, and medical instruments from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province (other than the other pharmaceutical wholesalers). Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.  For the six months ended June 30, 2012, our pharmaceutical distribution segment accounted for approximately 73.1% of our total revenue after elimination of inter-segment sales.  Revenue derived from Chinese herbal medicines, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 2.0%, 0.1%, 0.2%, 15.4% and 82.3% of our pharmaceutical distribution segment’s total revenue for the six months ended June 30, 2012, respectively.

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

Retail pharmacy segment

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 202 directly owned retail stores under the registered name “Baicaotang 百草堂.” Our retail stores provide high quality, convenient and professional pharmaceutical services, and supply a wide variety of medicines for selling prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, other pharmaceutical products and healthcare products.  Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan. There is no difference in the sales price of our products in our medi-care qualified stores between cash and medi-card payment.  No co-payment is collected with respect to payments by medi-card.  For the six months ended June 30, 2012, our retail pharmacy segment accounted for approximately 21.1% of our total revenue after elimination of the inter-segment sales.

The following table sets forth the accounts receivable from the National Program for our retail pharmacy segment as of June 30, 2012 and December 31, 2011:

	As of June 30,	As of December 31,
	2012	2011
Payor	‘000	‘000
National Program	$840	$609

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

Manufacturing segment

Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) a Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) a granular formulation unit with an annual production capacity of 0.25 billion packages; (3) a pill formulation unit with annual production capacity of 0.36 billion pills, and (4) a liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both generic and clinic drugs all over the China.  For the six months ended June 30, 2012, our manufacturing segment accounted for approximately 5.8% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

We expect to focus on obtaining more contracts for the distribution side of our business.  As the centralized bidding for the 2011 contract closed in the second quarter of 2011, so far, to our best knowledge, we have won 2,000-3,000 more product distribution rights with regard to our hospital and clinic clients, which represents approximately a 50% increase compared to our product distribution rights in 2010, although bids for 2012 have not yet been awarded.  In addition, in 2011, we were able to increase the number of bids awarded to us for counties and cities under the New Rural Cooperate Medicare bidding process from the 6 counties and cities that were awarded to us in the previous bidding to 22 counties, cities and regions after being awarded an additional 16 territories in 2011.  New Rural Cooperate Medicare bids for 2012 have not yet been awarded.

Notably, our wholesale business has been negatively affected by a continuing trend of declining prices from hospital bidding. The Chinese government would like to benefit its citizens with a lower cost of Medicare by regulating State-run hospitals’ profit on selling drugs.  The policy requires hospitals to take zero profits and allows only a 15% increase of bidding prices.  In addition, the Chinese National Development and Reform Commission (NDRC) regulates the bidding price down for every year’s bidding by having hospitals choose the lowest price without considering of the production cost.

This has had the effect of reducing the profit of all parties along the drug supply chain.   In the past, our wholesale distribution segment saw a higher profit margin than our competitors, because we had a large percentage of sales which carried higher margin, among all sales from wholesale segment bottom-price agency relationship with manufactures and direct-selling to hospitals. Our overall profit margin of the wholesale segment has declined as a result of the lower bidding price for each bidding year and the shrinking of the higher margin business among all wholesale businesses.  The lowered profit margin could not support the cost of this kind of business. Therefore, the percentage of this higher margin business among all wholesale business declined dramatically.

As China Medicare System Reform has been developing, the pharmaceutical industry has been evolving along the way.  We will continue to address the challenges from this reform as they are presented.

One way that we have begun to address these issues is to focus on rapidly growing our retail pharmacy networks by refining and expanding our existing retail networks in selected markets.  We have been consolidating our existing pharmacy stores into larger stores with built-in traditional Chinese medicine, or TCM, clinics; we are targeting to have about 4 to 5 such stores built for each larger city and at least one such store built for each county in Guangxi.  We have been exploring new and more profitable business models in the retail segment to boost same store sales and increase gross margin as we have experienced increasingly intensified competition from small neighborhood drug stores.  In addition, we have also come to recognize limitations of resources (e.g. lack of registered pharmacists, medi-care qualification, quality staff and administrative efforts), which limits our ability to increase the number of stores.  We re-decorated and opened our first 3,000 square feet pharmacy store with built-in TCM clinics in December 2011 where we provide around 5,400 types of products (including drugs, medical instruments, foods, convenience goods and personal care products, etc).  We built 3 consultation rooms for TCM doctors to provide free consultations to increase in-store TCM sales and attract more in-store traffic.  As of June 30, 2012, there are 5 stores with built-in TCM clinics opened and we expect to open another 10 - 15 such stores in the 3rd and 4th quarter of 2012.  In addition, we have been undergoing a process of applying for a license to supply a chain of National Medicine and Leisure House facilities; these facilities are in size between community hospitals and clinics.  With that license, we will be able to provide a wide range of TCM medical services at such locations (but not including injections).

We intend to expend a total of RMB 60 million, or approximately $9.5 million for the re-decorating and re-opening of 15 to 20 larger TCM clinic built-in chain stores by the end of 2012.  We will put priority focus on quality rather than quantity of the stores that we are going to operate.  In addition, we may invest in a location for a logistics center, but wait to build the center until our group revenue reaches $500 million to achieve economy of scale.  We intend to finance the above capital investments either from our own sources of funds or through increased debt facilities with banks.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to three months ended June 30, 2011

The following table sets forth the key components of our results of operations for the periods indicated.

	Three months ended June 30,
	2012		2011
	‘000	% of total sales	‘000	% of total sales
Sales revenue	$61,098	100.0	$65,116	100.0
Cost of sales	47,747	78.1	49,043	75.3
Gross profit	13,351	21.9	16,073	24.7
Operating expenses
Administrative expenses	2,624	4.3	2,685	4.1
Selling expenses	2,182	3.6	1,771	2.7
Total operating expenses	4,806	7.9	4,456	6.8

Income from operations	8,545	14.0	11,617	17.9

Non-operating income (expense)
Interest income	13	-	24	-
Other income	87	0.1	115	0.2
Change in fair value of warrants liabilities	180	0.3	301	0.4
Other expenses	(11)	-	(18)	-
Finance costs	(270)	(0.4)	(196)	(0.3)
Total non-operating income (expense)	(1)	-	226	0.3

Income before income taxes	8,544	14.0	11,843	18.2
Income taxes	(2,112)	(3.5)	(3,240)	(5.0)
Net income	6,432	10.5	8,603	13.2
Other comprehensive income
Foreign currency translation adjustments	124	0.2	1,997	3.1
Total comprehensive income	$6,556	10.7	$10,600	16.3

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended June 30, 2012 and 2011.  For the three months ended June 30, 2012, we had approximately $10.4 million of inter-segment revenue, which included approximately $10.0 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.4 million in sales from our manufacturing segment to our pharmaceutical distribution segment.  External segment revenue refers to segment revenue after inter-segment elimination.

	Three months ended June 30,
	2012		2011
External segment revenue	‘000%		‘000%
Pharmaceutical distribution	$43,506	71.2	$48,493	74.5
Retail pharmacy	13,864	22.7	13,152	20.2
Manufacturing	3,728	6.1	3,471	5.3
	$61,098	100.0	$65,116	100.0
Inter-segment revenue	$10,425		$10,654

Sales Revenue

During the three months ended June 30, 2012, we had sales revenue of $61.1 million, as compared to sales revenue of $65.1 million during the three months ended June 30, 2011, a decrease of $4.0 million or approximately 6.1%.  This decrease was attributable to the decrease in sales revenue of $5.0 million from our pharmaceutical distribution segment as explained below and offset partly by the slight increase in retail pharmacy and manufacturing segment during the period.

Pharmaceutical distribution segment

We derive the majority of our revenue from our pharmaceutical distribution segment.  We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, Western and TCM medicines, as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Three months ended June 30,
	2012		2011
	‘000%		‘000%
Hospitals	$30,291	69.6	$30,545	63.0
Other drug stores	2,451	5.6	8,454	17.4
Clinics and health care centers	1,290	3.0	6,227	12.8
Distributors and others	9,474	21.8	3,267	6.8
Total	$43,506	100.0	$48,493	100.0

Revenue from our pharmaceutical distribution segment decreased by 10.3% from $48.5 million for the three months ended June 30, 2011 to $43.5 million for the three months ended June 30, 2012.  The decrease in revenue of $5.0 million was the result of the decrease in price of $4 million and the decrease in volume by $1.0 million.  The decrease in sales revenue from our pharmaceutical distribution segment was attributed primarily to the effect of both the reduction of $6.0 million in sales to other drug stores and the reduction of $4.9 million in sales to clinics and health care centers.  The decrease was offset partly by the increase of $6.2 million in sales to other to other distributors.

The reduction in sales to clinics and health care centers was mainly attributed to the substantial decrease in price of drugs under the prescribed list of Basic Drugs Catalogue.  Upon the current township’s distribution plan from Basic Drugs Catalogue Plan, we now have distribution rights to 22 townships compared to the 6 municipalities we previously had. Despite the increase in the number of townships granted, the number of distributors invited also increased. We are still in the stage of developing these new markets and this has to this time resulted in reduction in sales derived from this group in light of the reduction in the price of drugs under the prescribed list of Basic Drugs Catalogue that we sell to those health care centers.

As for the drug stores those that we target are mainly the individual stores. During the aforesaid period, instead of running under their own names, a number of individual stores have joined some large chain stores and have operated as a group, and they now need to order the drugs concurrently with the prescribed distributor of the chain stores that they joined. This resulted in the reduction in the number of those customers that we can supply and resulted in a decrease in sales thereon.

The increase in the sales to distributors was derived from certain new distributors that we have started to work with during the period.  The slight decrease in sales to hospitals was the result of change in product mix and reduction in selling price of drugs.

Retail pharmacy segment

Revenue from our retail pharmacy segment increased by 5.3% from $13.2 million for the three months ended June 30, 2011 to $13.9 million for the three months ended June 30, 2012. The increase in revenue resulted from the increase in sales volume of $0.7 million.  The increase in sales was mainly attributed to the increase in sales from certain stores which have been opened since the third quarter of 2011 and are now in a stage of growth. Further, our 5 TCM stores contributed to the increase in sales. This increase offset the reduction in sales from certain old stores which are in saturated markets. The increase is also impacted by the fact that there has been a net increase of 15 stores opened since the third quarter of 2011.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores open during each period.

	Three months ended June 30,
	2012	2011
	‘000	‘000
Existing stores (1)	$13,135	$10,639
New stores (2)	729	2,523
Total	$13,864	$13,152

Number of stores	202	187

(1) 13 stores were closed after the three months ended June 30, 2011. The sales derived from those stores for the three months ended June 30, 2012 were $899,250.

(2) Represents the 28 stores opened after period ended June 30, 2011, and no stores opened during the three months ended June 30, 2012.

Manufacturing segment

Revenue from our manufacturing segment increased by 5.7% from $3.5 million for the three months ended June 30, 2011 to $3.7 million for the three months ended June 30, 2012.  The increase was attributed solely to the volume of sales as there were no changes in prices between the periods.  The increase in sales was attributed to increased penetration of sales to distributors as a result of the efforts of our sales representatives.

Cost of Sales

Cost of sales was $47.7 million for the three months ended June 30, 2012 as compared to $49.0 million for the three months ended June 30, 2011. Our cost of sales consists of the cost of merchandise, raw materials, direct labor and overhead expenses. The decrease was primarily due to a decrease in our revenue.

Gross Profit

Gross profit was $13.4 million for the three months ended June 30, 2012 as compared to $16.1 million for the three months ended June 30, 2011, representing a decrease of $2.7 million or approximately 16.8%.  Our gross profit margin decreased from 24.7% for the three months ended June 30, 2011 to 21.9% for the three months ended June 30, 2012.  The decrease in profit margin was mainly attributed to the reduction in the gross margin derived from the pharmaceutical distribution segment.  For hospital customers, we establish a pricing range aligned with our suppliers through the PRC government-mandated collective tender process while the prices of drugs sold to health care community centers are governed by the prescribed list within Basic Drug Catalogue.  As for other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. Under the current tender, the prices under the bids do drop and we cannot maintain the margin at the same pace between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital and health care centers. This resulted in the reduction in overall gross margin.

Pharmaceutical distribution segment

The gross profit margin for our pharmaceutical distribution segment was approximately 13.5% and 19.2% for the three months ended June 30, 2012 and 2011, respectively.  The cost of sales includes only the cost of merchandise. Our substantial share of pharmaceutical distribution segments is derived from the hospital customers and the price is governed by the PRC Government-mandated collective tender process. After the tender, there is a general reduction in price over the drugs and the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospitals did decrease concurrently and resulted in margin reduction. Further, an increase in the portion of revenue derived from distributors also pulled down the ratio as the margin of distributors is the lowest among all of our types of customers.

Retail pharmacy segment

The gross margin for our retail pharmacy segment was approximately 39.6% and 34.2% for the three months ended June 30, 2012 and 2011, respectively.  The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  The increase in gross profit margin was attributable to the sales of higher profit margin products inclusive of Chinese herbs, especially upon the introduction of free Chinese medical counseling service.

Manufacturing segment

The gross profit margin for our manufacturing segment was approximately 53.5% and 64.7% for the three months ended June 30, 2012 and 2011, respectively.  The reduction in profit margin is attributed to the increase in relative mix of sales of lower profit margin products.

Selling, and Administrative Expenses

Selling and administrative expenses totaled $4.8 million for the three months ended June 30, 2012, as compared to $4.5 million for the three months ended June 30, 2011, representing an increase of $0.3 million or approximately 6.7%.  The increase was attributed mainly to the increase in selling expenses by $0.4 million.

Selling Expenses

Selling expenses increased by 22.2% from $1.8 million for the three months ended June 30, 2011 to $2.2 million for the three months ended June 30, 2012.  The increase was primarily due to the increase in our marketing staff’s wages and salaries, payment for staff welfare in connection with our increased sales and marketing activities.  The percentage of our selling expenses to our total revenue was increased from 2.7% for three months ended June 30, 2011 to 3.6% for three months ended June 30, 2012.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 28.6% from $0.7 million for the three months ended June 30, 2011 to $0.9 million for the three months ended June 30, 2012.  The increase was primarily due to the acquisition of the three distribution chains in June 2011 in which only one month’s selling expenses of the acquired chains was accounted for in the three months ended 2011. The difference of period accounting resulted in an additional $0.1 million increase. Further, the increase was attributed to the increase in transportation charges upon the increase in sales quantity.

Retail pharmacy segment

The selling expenses of our retail pharmacy segment increased by 25.0% from $0.8 million for the three months ended June 30, 2011 to $1.0 million for the three months ended June 30, 2012.  The increase was primarily due to the increase in staff salaries and staff benefits by $0.2 million upon the increase in the number of staff upon the increase in number of stores and the employment of the Chinese medical consultants.

Manufacturing segment

The selling expenses of our manufacturing segment decreased by 33.3% from $0.3 million for the three months ended June 30, 2011 to $0.2 million for the three months ended June 30, 2012.  The decrease was primarily due to the decrease in advertising of $0.04 million in which certain expenditures were only incurred once and were not recurrent in nature.

Administrative Expenses

Administrative expenses decreased by 3.7% from $2.7 million for the three months ended June 30, 2011 to $2.6 million for the three months ended June 30, 2012.   The percentage of our administrative expenses to our total revenue increased from 4.1% in 2011 to 4.3% in 2012.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment decreased by 16.7% from $1.2 million for the three months ended June 30, 2011 to $1.0 million for the three months ended June 30, 2012.  The decrease was primarily due to the reduction in expenditures by $0.1 million in connection with the decrease in number of conference meetings held with suppliers and other parties and in the reduction in expenditures of repair by $0.1 million.

Retail pharmacy segment

The administrative expenses of our retail pharmacy segment increased by 14.3% from $0.7 million for the three months ended June 30, 2011 to $0.8 million for the three months ended June 30, 2012.   The increase was primarily attributed to an aggregate increase in rental expenditures by $0.04 million, staff and benefit costs by 0.2 million, and to the fact that the number of stores held has increased.  The above increase is offset by the reduction in amortization of post-acquisition cost by $0.2 million as such expense was fully amortized during 2011 and did not recur in 2012.

Manufacturing segment

The administrative expenses of our manufacturing segment decreased by 50.0% from $0.2 million for the three months ended June 30, 2011 to $0.1 million for the three months ended June 30, 2012.  The decrease was primarily due to the reduction in expenditures by $0.04 million in connection with special allowance granted to management staff for the three months ended June 2011 which has only been paid once and is not recurrent in nature.

Change in Fair Value of Warrants

For the three months ended June 30, 2012, we recognized a non-cash gain of $0.2 million from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 805, “Derivative and Hedging.”  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income Before Income Tax

As a result of the foregoing, our income before income tax decreased by 28.0% to $8.5 million for the three months ended June 30, 2012 compared to $11.8 million for the same period in 2011.  The percentage of our income before income tax to total revenue was 14.0% in 2012 as compared to 18.2% in 2011.  The decrease is mainly attributed to the reduction in gross margin derived from the pharmaceutical distribution segment upon the reduction in price after the completion of tenders described above; the effects of which were reflected in this period.

Pharmaceutical distribution segment

Our income before income tax from our distribution operations decreased by 39.7% from $7.8 million for the three months ended June 30, 2011, to $4.7 million for the three months ended June 30, 2012.  The profit margin decreased to 10.7% from 16.0% and the reduction in profit margin is attributed to the drop in gross profits resulting from lower prices after the completion of the collective tendering process and the increase in portion of sales to distribution agents which contributes  lower profit margin.

Retail pharmacy segment

Our income before income tax from our retail pharmacy segment was increased by 8.0% from $2.5 million for the three months ended June 30, 2011, to $2.7 million for the three months ended June 30, 2012.  The profit margin increased to 19.8% from 18.9% as a larger portion of our sales was derived from higher profit margin products such as herbs.

Manufacturing segment

Our income before income tax from our manufacturing segment operations decreased by 11.2% from $1.8 million for the three months ended June 30, 2011, to $1.6 million for the three months ended June 30, 2012.  The profit margin decreased to 42.8% from 51.1% and the reduction is attributed to the reduction in gross margin upon the increase in share of lower profit margin product.

Net Income

As a result of the above factors, we had net income of $6.4 million for the three months ended June 30, 2012 as compared to $8.6 million for the three months ended June 30, 2011, representing a decrease of $2.2 million or approximately 25.6%.  For the three months ended June 30, 2012, our net income was impacted by a non-cash gain derived from the change in fair value of warrant liabilities of $0.2 million which was offset by an expense of $0.2 million derived from share-based compensation unrelated to our operations.  Thus, our net income for the three months ended June 30, 2012 remained the same at $6.4 million, representing a decrease of 22.9% compared to $8.3 million excluding the non-cash expense of $0.3 million for the same period of 2011.

Earnings per share

For the three months ended June 30, 2012, our basic and diluted earnings per share were $0.13, representing a decrease of 31.6%, from $0.19 for the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The following table sets forth the key components of our results of operations for the periods indicated.

	Six months ended June 30,
	2012		2011
	‘000	% of total sales	‘000	% of total sales
Sales revenue	$132,343	100.0	$123,719	100.0
Cost of sales	102,480	77.4	94,039	76.0
Gross profit	29,863	22.6	29,680	24.0
Operating expenses
Administrative expenses	4,621	3.5	5,716	4.6
Selling expenses	4,563	3.4	3,715	3.0
Total operating expenses	9,184	6.9	9,431	7.6

Income from operations	20,679	15.6	20,249	16.4

Non-operating income (expense)
Interest income	19	-	26	-
Other income	252	0.2	137	0.1
Change in fair value of warrants liabilities	137	0.1	576	0.5
Other expenses	(13)	-	(18)	-
Finance costs	(492)	(0.4)	(390)	(0.3)
Total non-operating income (expense)	(97)	(0.1)	331	0.3

Income before income taxes	20,582	15.5	20,580	16.6
Income taxes	(5,245)	(3.9)	(5,728)	(4.6)
Net income	15,337	11.6	14,852	12.0
Other comprehensive income
Foreign currency translation adjustments	1,012	0.8	2,351	1.9
Total comprehensive income	$16,349	12.4	$17,203	13.9

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the six months ended June 30, 2012 and 2011.  For the six months ended June 30, 2012, we had approximately $20.3 million of inter-segment revenue, which includes approximately $19.6 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.7 million in sales from our manufacturing segment to our pharmaceutical distribution segment.  External segment revenue refers to segment revenue after inter-segment elimination.

	Six months ended June 30,
	2012		2011
External Segment revenue	‘000%		‘000%
Pharmaceutical distribution	$96,768	73.1	$91,744	74.2
Retail pharmacy	27,854	21.1	25,701	20.8
Manufacturing	7,721	5.8	6,274	5.0
	$132,343	100.0	$123,719	100.0
Inter-segment revenue	$20,293		$19,713

Sales Revenue

During the six months ended June 30, 2012, we had sales revenue of $132.3 million, as compared to sales revenue of $123.7 million during the six months ended June 30, 2011, an increase of $8.6 million or approximately 7.0%.  This increase was attributable to the increase in sales revenue of $5.0 million from our pharmaceutical distribution segment and the increase of retail pharmacy segment by $2.2 million and the manufacturing segment of $1.4 million during the period.

Pharmaceutical distribution segment

We derive the majority of our revenue from our pharmaceutical distribution segment.  We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, Western and TCM medicines, as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Six months ended June 30,
	2012		2011
	‘000%		‘000%
Hospitals	$69,324	71.6	$57,878	63.1
Other drug stores	7,014	7.2	12,404	13.5
Clinics and health care centers	2,965	3.1	10,981	12.0
Distributors and others	17,465	18.1	10,481	11.4
Total	$96,768	100	$91,744	100.0

Revenue from our pharmaceutical distribution segment increased by 5.6% from $91.7 million for the six months ended June 30, 2011 to $96.8 million for the six months ended June 30, 2012.  The increase in revenue of $5.0 million is the result of the decrease in price of $4 million and the increase in volume by $9.0 million.  The increase in sales revenue from our pharmaceutical distribution segment was attributed primarily to the effect of the increase in sales to hospitals by $11.4 million. Further, the sales to distributors also grew by $7.0 million, although this increase was offset by the reduction of $5.4 million in sales to other drug stores and the reduction of $8.0 million in sales to clinics and health care centers.

The increase in sales to hospitals was the result of an increase in the quantity and range of products sold to our existing hospital clients, which was attributable to the increase in coverage by the national insurance plan. Further, we have entered into separate distribution agreements with seven government-owned hospitals and  our share of purchases granted by these large hospitals has continued to increase. The increase in the sales to distributors was derived from certain new distributors that we started to work with during the period.

The reduction in sales to clinics and health care centers was mainly attributed to the substantial decrease in price of drugs under the prescribed list of Basic Drugs Catalogue.  Upon the current township’s distribution plan from Basic Drugs Catalogue Plan, we now have distribution rights to 22 townships compared to the 6 municipalities we previously had. Despite the increase in the number of townships granted, the number of distributors invited also increased. We are still in the stage of developing these new markets which for the present has resulted in reduced sales derived from this group in light of the reduction in the price of drugs under the prescribed list of Basic Drugs Catalogue that we sell to those health care centers.

The drug stores we target are mainly individual stores. During the previously mentioned period, instead of operating under their own names, a number of individual stores have joined some large chain stores and operated as a group, and they now need to order the drugs concurrently with the prescribed distributor of the chain stores that they  joined.  This resulted in the reduction in the number of these customers that we  supply and resulted in decrease in sales to them.

Retail pharmacy segment

Revenue from our retail pharmacy segment increased by 8.6% from $25.7 million for the six months ended June 30, 2011 to $27.9 million for the six months ended June 30, 2012.  The increase in revenue  resulted from the increase in sales volume of $2.0 million approximately.  The increase in sales was mainly attributed to the increase in sales from certain stores which have been opened since the third quarter of 2011 and are now in the stage of growth. Further, we upgraded and restructured part of our retail stores and now offer free Chinese medical counseling services; this has also driven the increase in sales. The increase  offsets the reduction in sales from certain old stores which are now mature. There was a net increase of 15 stores opened since the third quarter of year 2011;  14 stores was opened during six months ended June 30, 2012.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Six months ended June 30,
	2012	2011
	‘000	‘000
Existing stores (1)	$26,821	$17,940
New stores (2)	1,033	7,761
Total	$27,854	$25,701

Number of stores	202	187

(1) 13 stores were closed after the six months ended June 30, 2011; 6 stores were closed during the six months ended June 30, 2012.  The sales derived from those stores for the six months ended June 30, 2011 were $2,197,406 while the corresponding sales for the six months ended June 30, 2012 were $78,896.

(2) Represents the 28 stores opened after period ended June 30, 2011, including the 14 stores opened during the six months ended June 30, 2012.

Manufacturing segment

Revenue from our manufacturing segment increased by 22.2% from $6.3 million for the six months ended June 30, 2011 to $7.7 million for the six months ended June 30, 2012.  The increase was attributed solely to the volume of sales as there were no changes in prices between the periods.  The increase in sales was attributed to increased penetration of sales to distributors as a result of the efforts of our sales representatives.

Cost of Sales

Cost of sales was $102.5 million for the six months ended June 30, 2012 as compared to $94.0 million for the six months ended June 30, 2011.  Our cost of sales consists of the cost of merchandise, raw materials, direct labor and overhead expenses. The increase was primarily due to an increase in our revenue.

Gross Profit

Gross profit was $29.9 million for the six months ended June 30, 2012 as compared to $29.7 million for the six months ended June 30, 2011, representing an increase of $0.2 million or approximately 0.7%.  Our gross profit margin was decreased from 24.0% for the six months ended June 30, 2011 to 22.6% for the six months ended June 30, 2012.  The decrease in profit margin was mainly attributed to the reduction in the gross margin derived from the pharmaceutical distribution segment.  For hospital customers, we establish a pricing range aligned with our suppliers through the PRC Government-mandated collective tender process while the prices of drugs sold to health care community centers are governed by the prescribed list within Basic Drug Catalogue.  As for other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. Under the current tender, the prices under the bids do drop and we cannot maintain the margin at the same pace between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospitals and health care centers. This resulted in the reduction in overall gross margin.

Pharmaceutical distribution segment

The gross profit margin for our pharmaceutical distribution segment was approximately 15.6% and 18.6% for the six months ended June 30, 2012 and 2011, respectively.  The cost of sales includes only the cost of merchandise.  A substantial share of our pharmaceutical distribution segment revenue is derived from the hospital customers and health care centers and the price is governed by the PRC Government-mandated collective tender process and the Basic Drug Catalogue. After the tender, there is a general reduction in prices of drugs and the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to hospitals and health care centers did decrease concurrently, resulting in reduced margin.  Further, an increase in the portion of revenue derived from distributors also reduced  the ratio as the margin of distributors is the lowest among our categories of customers.

Retail pharmacy segment

The gross margin for our retail pharmacy segment was approximately 37.7% and 33.2% for the six months ended June 30, 2012 and 2011, respectively.  The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  The increase in gross profit margin was attributable to the sales of higher profit margin products inclusive of Chinese herbs, especially upon the introduction of free Chinese medical counseling service.

Manufacturing segment

The gross profit margin for our manufacturing segment was approximately 55.4% and 64.4% for the six months ended June 30, 2012 and 2011, respectively.  The reduction in profit margin is attributed to the increase in relative mix of sales of lower profit margin products.

Selling, and Administrative Expenses

Selling and administrative expenses totaled $9.2 million for the six months ended June 30, 2012, as compared to $9.4 million for the six months ended June 30, 2011, representing an decrease of $0.2 million or approximately 2.1%.  The decrease was attributed to the reduction of administrative expenses by $1.1 million and partly offset by the increase of selling expenses by $0.9 million.

Selling Expenses

Selling expenses increased by 24.3% from $3.7 million for the six months ended June 30, 2011 to $4.6 million for the six months ended June 30, 2012.  The increase was primarily due to the increase in transportation costs and our marketing staff’s wages and salaries, and payment for staff welfare in connection with our increased sales and marketing activities.  The percentage of our selling expenses to our total revenue increased from 3.0% for the six months ended June 30, 2011 to 3.4% for the six months ended June 30, 2012.

Pharmaceutical distribution segment

The selling expenses of our pharmaceutical distribution segment increased by 38.5% from $1.3 million for the six months ended June 30, 2011 to $1.8 million for the six months ended June 30, 2012.  The increase was primarily due to the increase in transportation charges by $0.4 million upon the increase in sales volume.

Retail pharmacy segment

The selling expenses of our retail pharmacy segment increased by 15.0% from $2.0 million for the six months ended June 30, 2011 to $2.3 million for the six months ended June 30, 2012.  The increase was primarily due to the increase in staff salaries and staff benefits by $0.2 million upon the increase in the number of staff upon the increase in number of stores and the employment of the Chinese medical consultant.

Manufacturing segment

The selling expenses of our manufacturing segment increased by 25.0% from $0.4 million for the six months ended June 30, 2011 to $0.5 million for the six months ended June 30, 2012.  The increase was primarily due to the increase in sales commission of $0.1 million upon the increase in sales.

Administrative Expenses

Administrative expenses decreased by 19.3% from $5.7 million for the six months ended June 30, 2011 to $4.6 million for the six months ended June 30, 2012.  The reduction in administrative expenses for the six months ended June 30, 2012 was primarily due to reduction in consultation fee by $0.6 million in connection with the listing services in prior years which was not recurrent during the six months ended June 30, 2012. Further, the share-based compensation expenses decreased by $0.3 million from $0.6 million for the six months ended June 30, 2011 to $0.3 million for the six months ended June 30, 2012.  This was attributed to the fact that $0.5 million in share-based compensation related to the 1,080,000 options granted to Mr. Tang and Ms. Zhang was fully expensed in the first six months ended June 30, 2011.  The percentage of our administrative expenses to our total revenue decreased from 4.6% in 2011 to 3.5% in 2012.

Pharmaceutical distribution segment

The administrative expenses of our pharmaceutical distribution segment decreased by 4.8% from $2.1 million for the six months ended June 30, 2011 to $2.0 million for the six months ended June 30, 2012.  The slight decrease was primarily due to the reduction in expenditures by $0.1 million in connection with expenditures  for maintenance charges for  internet and related computer expenses, which were one-time in nature..

Retail pharmacy segment

The administrative expenses of our retail pharmacy segment increased by 7.7% from $1.3 million for the six months ended June 30, 2011 to $1.4 million for the six months ended June 30, 2012.  The increase was primarily attributed to aggregate increase in rental expenditures by $0.1 million, staff and benefit costs by $0.3 million, and depreciation by $0.1 million upon the increase in renovation cost and number of stores held. The above increase is offset by the reduction in amortization of post-acquisition cost by $0.4 million because  such expense was fully amortized in 2011 and did not recur in 2012.

Manufacturing segment

The administrative expenses of our manufacturing segment decreased by 25.0% from $0.4 million for the six months ended June 30, 2011 to $0.3 million for the six months ended June 30, 2012.  The decrease was primarily due to the reduction in expenditures by $0.04 million in connection with special allowance granted to management staff for the six months ended June 2011 which were onlypaid once and were not recurrent

Change in Fair Value of Warrants

For the six months ended June 30, 2012, we incurred a non-cash gain of $0.1 million from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 805, “Derivative and Hedging.”  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income Before Income Tax

As a result of the foregoing, our income before income tax was $20.6 million both for the six months ended June 30, 2012 and for the six months ended June 30, 2011. The percentage of our income before income tax to total revenue was 15.5% in 2012 as compared to 16.6% in 2011.  The decrease is mainly attributed to the reduction in gross margin derived from the pharmaceutical distribution segment upon the reduction in price levels after the completion of tender the effect of which was reflected in this period.

Pharmaceutical distribution segment

Our income before income tax from our distribution operations decreased by 11.2% from $14.3 million for the six months ended June 30, 2011, to $12.7 million for the six months ended June 30, 2012.  The profit margin decreased to 12.9% from 15.6% and the reduction in profit margin is attributed to the drop in gross profits resulting from the reduction in prices  after the completion of the collective tendering process and the increase in the portion of total sales of sales to distribution agents which contribute lower profit margins.

Retail pharmacy segment

Our income before income tax from our retail pharmacy segment was increased by 20.9% from $4.3 million for the six months ended June 30, 2011, to $5.2 million for the six months ended June 30, 2012.  The profit margin increased to 18.8% from 16.6%.

Manufacturing segment

Our income before income tax from our manufacturing segment operations increased by 6.1% from $3.3 million for the six months ended June 30, 2011, to $3.5 million for the six months ended June 30, 2012.  The profit margin decreased to 45.6% from 51.7% and the reduction is attributed to the reduction in gross margin upon the increase in share of lower profit margin product.

Net Income

As a result of the above factors, we had net income of $15.3 million for the six months ended June 30, 2012 as compared to $14.9 million for the six months ended June 30, 2011, representing an increase of $0.4 million or approximately 2.7%.  For the six months ended June 30, 2012, our net income was impacted by a net non-cash loss of $0.2 million derived from the share-based compensation expense of $0.3 million and was offset by the gain from change in fair value of warrant liabilities of $0.1 million unrelated to our operations.  Excluding this $0.2 million non-cash expense, our net income for the six months ended June 30, 2012 would have been $15.5 million, representing an increase of 4.0% compared to $14.9 million excluding the non-cash expense of $0.3 million for the same period of 2011.

Earnings per Share

For the six months ended June 30, 2012, our basic and diluted earnings per share were $0.34, representing a decrease of 2.9%, from $0.35 for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our principal sources of funds are cash generated from operations and various short-term and long-term bank borrowings and certain credit facilities inclusive of bills payable, as well as cash contributions from certain directors and related companies.  Our primary liquidity requirements are to finance working capital, to fund the payment of interest and principal due on indebtedness and to finance acquisitions and the expansion of our facilities and operations.  As of June 30, 2012, $9.7 million of our indebtedness was due within one year and $0.2 million was due longer than one year.  During the six months ended June 30, 2012, we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted cash and cash equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of June 30, 2012 and December 31, 2011, our restricted cash was approximately $0.5 million and $1.1 million, respectively.  As of June 30, 2012 and December 31, 2011, we had cash of $19.7 million and $31.5 million, respectively, exclusive of restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.  We will continue to monitor our expenditures and cash flow position.

	Six months ended June 30,
	2012	2011
	‘000	‘000
Net proceeds (used in) provided by operating activities	$(9,583)	$23,026
Net cash used in investing activities	(2,401)	(4,507)
Net cash provided by financing activities	36	23,391
Foreign currency translation adjustments	149	1,033
Net (decrease) increase in cash and equivalents	(11,799)	42,943
Cash and cash equivalents, beginning of period	31,480	20,157
Cash and cash equivalents, end of period	$19,681	$63,100

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

Cash from operating activities is affected primarily by our pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments.  Because our manufacturing segment accounted for only 5.8% of our revenues during the first six months of 2012, it does not have a significant impact on cash from operating activities.

Cash used in operating activities was $9.6 million for the six months ended June 30, 2012 compared to $23.0 million provided by operating activities during the same period in 2011, representing a decrease of $32.6 million.  Operating cash flows for 2012 reflects primarily net cash receipts derived from business operations.  The substantial reduction in cash provided by operating activities was mainly attributed to the slowdown of accounts receivable payment, which increased from 102 days to 181 days.

For our pharmaceutical distribution segment, accounts receivable turnover days for the six months ended June 30, 2012 were 235 days as compared to 128 days in 2011.  The increase in turnover days was attributable to several factors.  First, as our primary sales were sales derived from hospitals, when sales continued to increase, we became more comfortable extending and granting longer credit periods to those customers.  Hospitals and mostly the community service centers, which are owned by the PRC government, have comparatively longer payment cycles.  In the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government.  We believe that it is highly unlikely that a liquidation of one of our hospital and community health care center customers will occur, and that the recovery of accounts receivable from them is highly assured.  Therefore, it is our customary practice to grant a longer credit period to these customers.  There have been no instances of write-offs of any receivables owed by hospital or the community health care center customers.  In addition to this, our distributor customers still take a high percentage of receivables.  In fact, it is our practice to offset the accounts receivable and accounts payable for each distributor.  It is common that the distributors act as both the vendor and customer of the Company.  We are allowed to offset the amount yearly upon the mutual consent over the amounts owed by and to the parties.  As we still owe money to these distributors, we are going to verify the balance owed between us.  As of June 30, 2012, there were number of debts remaining to be offset, resulting in a relatively high balance of receivables from distributors.

For our retail pharmacy segment, accounts receivable turnover days for the six months ended June 30, 2012 were 5 days as compared to 3 days in 2011 and there were no material changes.  We generally have cash sales from customers at our retail stores except for sales to be reimbursed by the national insurance program.  The accounts receivable comprised only the medi-card reimbursement under the national insurance program.

For our manufacturing segment, the accounts receivable turnover days were 136 days for the six months ended in June 30, 2012 compared to 127 days in 2011.  The increase was attributed to the grant of a longer credit term to the customer upon an increase in total orders.

Investing Activities

Our cash flow from investing activities primarily consists of the long-term deposits together with the purchase of property, plant and equipment.  Cash used in investing activities was $2.4 million for the six months ended June 30, 2012 compared to $4.5 million for the same period in 2011 representing a decrease of cash used in investing activities by $2.1 million. The reduction was primarily due to the reduction in payment of long-term deposits by $3.1 million because no significant new distribution agreement was signed with government hospitals in the period.  The decrease was primarily offset by the increase in additions to property, plant and equipment by $0.9 million, mainly incurred for the renovation of our retail stores for the provision of Chinese medical consultation services.

Financing Activities

Our cash from financing activities has been derived primarily from private placements of preferred stock and bank loan activities.  Cash provided by financing activities was $0.0 million for the six months ended June 30, 2012, compared to $23.4 million for the same period in 2011 representing a decrease of cash provided by financing activities of $23.4million.  The substantial decrease was primarily due to the fact that the 2011 period included proceeds from the placement of the preferred stock by $29.5 million.  Further, we have paid preferred stock dividends of $1.5 million for the six months ended June 30, 2012. The reduction was offset partially by the net proceeds from bank loans of $0.6 million and an advance of $0.4 million to related companies.

Working capital

Our working capital as of June 30, 2012 and December 31, 2011 was $123.1 million and $110.0 million, respectively.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations.  Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of payment when compared with other customers, and the substantial portion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of June 30,	As of December 31,
	2012	2011
	‘000	‘000
Hospitals	$102,623	$73,984
Other drug stores	14,868	19,971
Clinics and health care center	7,297	11,634
Distributors and others	15,491	7,245
Total	$140,279	$112,834

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of June 30, 2012 were $9.7 million while long-term bank borrowings outstanding as of June 30, 2012 were $0.2 million. The short-term loans bore an average interest rate of 7.51% per annum and it is adjusted currently or quarterly in accordance with the loan rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions.  The loans are secured by the properties from related-parties.

The short-term borrowings have one-year terms and expire at various times throughout the year.  These facilities contain no specific renewal terms.

The long-term borrowings have seven year terms and are repayable by monthly installments within the three years before maturity.  The loans bear interest rates at 8.32%, which are adjusted on an annual basis in accordance with the loan rate published by the People’s Bank of China.

These loans do not contain any financial covenants or restrictions.  The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

In addition to bank borrowings mentioned above, we have trade credit facilities granted in the amount of $2.5 million as of June 30, 2012, of which $0.3 million was utilized.  The facilities are secured by land use rights, property and equipment of the Company.

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 805, “Goodwill and Intangible Assets”.  We perform an impairment analysis on an annual basis and, in addition, if we notice any indication of impairment, we conduct that test immediately.  The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit.  Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units.  We conducted an impairment test as of March 31, 2012 and no impairment loss was identified.

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

Allowances for inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by our customers, sales contracts and orders in hand.  As of June 30, 2012, 1.0% of our inventory will expire within 1-6 months, 2.0% will expire within 7 to 9 months time, 2.8% will expire within 10 to 12 months time, 94.2% of inventory will expire in over 1 year.  For drug inventory that expires within 6 months time, we estimate the extent of provision made after assessing the capability of a selling campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that the drugs are still marketable and estimate the provision upon our estimate of the future demand and the current inventory level.

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

During the six months ended June 30, 2012, $1,304,165 worth of goods was returned as a result of damage.  We have not sold goods to customers as a result of incentives.  We do not grant sales discount or any allowances to customers if they do not re-sell their goods before the date of expiration.  No return of goods is allowed unless the goods are damaged during the delivery process.  As the return of goods is not allowed, we only assess and estimate the return arising from damage during the delivery process and the estimate of return is negligible.  Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and/or the introduction of new products as these factors are not relevant to us for the estimate of return.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures of June 30, 2012.  As of March 31 2012, our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures were not effective as evidenced by instances of non-conformity with US GAAP in draft financial statements furnished to our independent registered accounting firm in connection with their attest procedures.  These included (i) non-compliant initial disclosures resulting from improper valuations in connection with the acquisition of retail stores that did not adequately consider the possibility of separately identifiable intangible assets acquired in the transactions as required by FASB ASC Topic 805 “Business Combination”, (ii) improper treatment of payments made in connection with the acquisition of retail stores, where certain payments were initially treated as additional consideration, but should have been treated as compensation for services, and (iii) improper accounting treatment and valuation of convertible preferred shares that was not initially in compliance with FASB ASC 815 “Derivatives and Hedging” or ASR 268 (Securities and Exchange Commission, Financial Reporting Codification, Section No. 211, Redeemable Preferred Stocks).  The Company’s management nevertheless concluded that the financial statements filed with the SEC present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with US GAAP.  The Company came to this conclusion after reviewing the financial statements in connection with the annual audits and quarterly reviews performed by its independent registered public accounting firm.  In connection with such review, the Company was able to identify the instances of non-conformity with GAAP.

Based on an evaluation of our disclosure controls and procedures as of June 30, 2012 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures are still not effective for the same reasons as stated above.

Changes in Internal Control over Financial Reporting

As noted above, as of June 30, 2012, we have identified certain matters that constituted a material weakness in our internal control over financial reporting.  Specifically, we lacked certain procedures and policies to ensure proper and efficient financial reporting and we lacked sufficient accounting personnel with the appropriate level of knowledge, experience and training in US GAAP and SEC reporting requirements.  We have taken, and are taking, certain actions to remediate this material weakness related to our lack of US GAAP experience. During the fiscal quarter ended June 30, 2012, we initiated on-the-job training in US GAAP and related matters for our staff and we also adopted and implemented internal policies regarding capitalization, depreciation, and monthly closing of the financial books to address weaknesses relating to those matters.    Additionally, we plan to provide our internal staff with further appropriate training with respect to US GAAP and we expect to engage consulting professionals with greater knowledge of US GAAP in our operations and the requirements of Section 404 of the Sarbanes-Oxley Act to oversee our financial reporting process in order to ensure our compliance with US GAAP and the relevant securities laws.  We are currently in the process of identifying qualified consultants to assist the Company with US GAAP compliance until such time as we are able to train and develop our internal resources in this area.  We expect to engage consulting professionals during the third quarter of 2012 in time to assist in the review of our financial statements.

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

Item 2. Unregistered shares of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period ended June 30, 2012 that were not previously disclosed in a current report on Form 8-K.

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

China BCT Pharmacy Group, Inc.

Dated: August 17, 2012	By:	/s/ Huitian Tang
Huitian Tang
Chief Executive Officer and Chairman
(principal executive officer)

Dated: August 17, 2012	By:	/s/ Xiaoyan Zhang
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