Form 10-K/A
period 2011-12-31
China BCT Pharmacy Group, Inc.
filed 2012-10-09
CIK 1399356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 4)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA BCT PHARMACY GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

Explanatory Note		1

PART II

Item 9A.	Controls and Procedures	3

PART IV

Item 15.	Exhibits, Financial Statement Schedules	5

 Explanatory Note

China BCT Pharmacy Group, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 4 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Form 10-K”) to revise Item 9A regarding Controls and Procedures.   No other changes to the Original Form 10-K, Amendment No. 1, filed on April 6, 2012, Amendment No. 2, filed on April 25, 2012, or Amendment No. 3, filed on June 12, 2012, have been made and this Amendment No. 4 does not otherwise modify or update in any way disclosures made in the Original Form 10-K, Amendment No. 1, Amendment No. 2 or Amendment No. 3.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on an evaluation of our disclosure controls and procedures as of December 31, 2011 covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer originally determined that our current disclosure controls and procedures were effective.  However, in connection with the evaluation as required by Rule 13a-15(d) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer subsequently determined that our disclosure controls and procedures were not effective as of December 31, 2011, as evidenced by instances of non-conformity with US GAAP in draft financial statements furnished to our independent registered accounting firm in connection with their attest procedures.  These included: (i) non-compliant initial disclosures resulting from improper valuations in connection with the acquisition of retail stores that did not adequately consider the possibility of separately identifiable intangible assets acquired in the transactions as required by FASB ASC Topic 805 “Business Combination”; (ii) improper treatment of payments made in connection with the acquisition of retail stores, where certain payments were initially treated as additional consideration, but should have been treated as compensation for services, and (iii) improper accounting treatment and valuation of convertible preferred shares that was not initially in compliance with FASB ASC 815 “Derivatives and Hedging” or ASR 268 (Securities and Exchange Commission, Financial Reporting Codification, Section No. 211, Redeemable Preferred Stocks).  After review of these matters with our independent registered accounting firm, we corrected the effects of the initial improper recording of these matters and concluded there we no further material errors in our financial statements prior to including them in our periodic filings with the Commission.  In addition, as noted below, the Company has retained a third-party US GAAP consultant who will review our processes and proposed accounting treatments prior to their being provided to our auditors.

Additionally, upon the Company’s re-assessment of its internal control over financial reporting, the following material weaknesses and significant deficiencies contributed to management’s conclusion that the Company’s internal control over financial reporting was not effective as of December 31, 2011:

Timeliness – There are a few matters for which we need to improve our efficiency and timeliness to allow management to analyze results and prepare financial statements in an efficient, accurate and timely manner.  For instance, we did not timely record certain items nor were we able to close our books in a timely fashion at the end of each month.  Specifically, certain bank transactions and inventory received prior to year-end were not recorded until after the end of the applicable month or fiscal year, respectively.  Additionally, certain recurring entries not recorded at each reporting period were instead recorded as adjustments during the course of preparing our annual and quarterly financial statements for inclusion in our SEC filings.  The above items represent both material weaknesses and significant deficiencies.  These items have now been corrected.

Accuracy/Detail – There were instances in our records that lacked sufficient detail, accuracy and/or consistency in the maintenance of the Company’s financial records.  Examples of these matters include the following:

(i) Our records relating to accounts receivable in one of our sales departments in the pharmaceutical distribution segment were combined for all customers and did not show detail on a customer-by-customer basis.  This material weakness has now been corrected.

(ii) There were errors that were made in the preparation of our inventory report that did not match the inventory count sheet. We have taken corrective measures to prevent the recurrence of this material weakness and the result will be checked at the time of annual inventory taken at the end of 2012.

(iii) Our depreciation records have been maintained on Excel spreadsheets and did not reflect the necessary detail with regard to our fixed assets.  Instead, we should have maintained these records within the basic accounting system and in sufficient detail to maximize accuracy and efficiency in our financial reporting for depreciable assets.  This material weakness has now been corrected.

(iv) We used only two sets of computer-generated sequential numbers for various types of inventory movement activities each for multiple types of documents instead of a different set of numbers for each document type.  This increased the risk for confusion and errors in researching and filing.  We have addressed this material weakness as we now use a different set of numbers for each document type.

(v) Our policies and procedures for journal entries were not followed in certain instances resulting in entries without proper documentation and/or proper approval, and some improper entries.  This material weakness has now been corrected.

(vi) We did not have separate accounts for various receivable accounts, which was a significant deficiency in our internal controls as it resulted in audit adjustments and affected the accuracy and timeliness of our financial reporting.  This process has now been corrected.

(vii) Another significant deficiency in our internal controls was that related party transactions were not properly segregated from other general ledger accounts and were instead comingled with other accounts making it difficult to properly track those transactions for reporting and disclosure purposes.  This process has now been corrected.

(viii) We were not consistent in which accounts were used for the recording of certain expenses.  This significant deficiency has now been corrected.

Reconciliation Matters – We did not properly reconcile the year-end general ledger balance to the inventory listing for its pharmaceutical distribution segment, nor did it properly reconcile the fixed asset detail records to the prior year audited final financials resulting in numerous adjustments.  We believe that these were material weaknesses in our controls.  Further, we identified as a significant deficiency, that many prior year audit adjustments were not properly recorded and the opening retained earnings balance for fiscal 2011 needed to be reconciled to take those adjustments into account. Management has been  making improvements to these processes, starting with incorporation of the audit adjustments at  the consolidated level after which we will address the other necessary process changes.

·
Company Policies – The Company has determined that many of its policies and systems need to be revised to be brought into line with best practices.  For instance, the Company has determined that it needs to revise its depreciation policy, its capitalization policy (i.e., what to expense and what to capitalize), its policy regarding accrual accounting of expenses for interim reporting purposes, its record retention policy, its policy regarding year-end sales cutoffs and its policies regarding contributions to the PRC’s Social Insurance.  These reflect both material weaknesses and significant deficiencies in our controls.  The company policies have been revised accordingly.

Financial/GAAP Experience – The Company has concluded that its internal personnel lack sufficient experience and knowledge in U.S. GAAP and the related rules promulgated by the SEC.  This is a material weakness in our internal controls.  Accordingly, the Company acknowledges that outside specialists and additional training need to be utilized to correct this and to bring the internal staff up-to-date on U.S. GAAP and related accounting rules and procedures and is seeking to engage a qualified third-party to provide such training and specialists.

Despite the non-conformity with US GAAP in draft financial statements and the above weaknesses in our internal control over financial reporting, the Company’s management nevertheless concluded that the financial statements filed with the SEC present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with US GAAP.  The Company came to this conclusion after reviewing the financial statements in connection with the annual audits and quarterly reviews performed by its independent registered public accounting firm.  In connection with such review, the Company was able to identify the instances of non-conformity with GAAP.

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

In connection with the filing and preparation of this annual report, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using those criteria, management originally concluded that our internal control over financial reporting was effective as of December 31, 2011. However, management subsequently re-assessed our internal control over financial reporting as of March 31, 2012 and determined that our internal control over financial reporting was not effective as of December 31, 2011, as evidenced by instances of non-conformity with US GAAP in draft financial statements furnished to our independent registered accounting firm in connection with their attest procedures.  As noted above, the Company’s management nevertheless has concluded that the financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with U.S. GAAP and did so at the time of the original filing of the Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, as noted above, since the fourth quarter of fiscal year 2011, we have identified certain matters that constituted a material weakness in our internal control over financial reporting.  Specifically, we lacked certain procedures and policies to ensure proper and efficient financial reporting and we lacked sufficient accounting personnel with the appropriate level of knowledge, experience and training in US GAAP and SEC reporting requirements.  We have taken, and are taking, certain actions to remediate this material weakness related to our lack of US GAAP experience. As of the date of this Amended Annual Report on Form 10-K/A, we have initiated on-the-job training in US GAAP and related matters for our staff and we also adopted and implemented internal policies regarding capitalization, depreciation, and monthly closing of the financial books to address weaknesses relating to those matters.  Additionally, we are currently in the process of identifying qualified consultants to assist the Company with US GAAP compliance until such time as we are able to train and develop our internal resources in this area.  So far we have engaged an outside consulting professional firm to assist in the review of our financial statements for our upcoming Quarterly Report on Form 10-Q.

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

* Filed herewith.

** Previously furnished with Amendment No. 3 to the Company’s Annual Report on Form 10-K/A filed on June 12, 2012, and incorporated herein by reference.

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

(i)
China BCT Pharmacy Group, Inc. (the “Company”), formerly known as Purden Lake Resource Corp. whose name changed to China Baicaotang Medicine Limited on jDecember 24, 2009 and then to China BCT Pharmacy Group, Inc. on March 25, 2010, was incorporated in the State of Delaware on November 30, 2006 as a limited liability company with authorized capital stock consisting of 100,000,000 shares of common stock, par value $0.001. Prior to the completion of reverse takeover transaction (“RTO”) on December 30, 2009 as mentioned in Note 2 (iv), the Company was a development stage company for acquisition, exploration and development of natural resource properties. Since the completion of the RTO, the Company has engaged in distribution, retail and production of pharmaceutical drugs in the People’s Republic of China (the “PRC”).

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 9, 2012.

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

* Filed herewith.

** Previously furnished with Amendment No. 3 to the Company’s Annual Report on Form 10-K/A filed on June 12, 2012, and incorporated herein by reference.