Form 10-Q
period 2012-09-30
China BCT Pharmacy Group, Inc.
filed 2012-11-15
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

As of November 9, 2012 the registrant had 38,154,340 shares of common stock outstanding.

TABLE OF CONTENTS

	Part I -- Financial Information

Item 1.	Financial Statements	1

	Consolidated Statements of Income and Comprehensive income (Unaudited) – Three and Nine Months Ended September 30, 2012 and September 30, 2011	1

	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	2-3

	Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2012 and September 30, 2011	4-5

	Consolidated Statements of Stockholders’ Equity (Unaudited) - Nine Months Ended September 30, 2012	6

	Notes to Consolidated Financial Statements – September 30, 2012 (Unaudited) and December 31, 2011	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4T.	Controls and Procedures	49

	Part II – Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered shares of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	None

Item 4.	(Reserved and Removed)	None

Item 5.	Other Information	None

Item 6.	Exhibits	51

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

China BCT Pharmacy Group, Inc.
Consolidated Statements of Income and Comprehensive Income
 (Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011

Sales revenue	$55,402,769	$67,480,712	$187,746,088	$191,199,700
Cost of sales	44,654,619	51,180,349	147,134,670	145,219,476
Gross profit	10,748,150	16,300,363	40,611,418	45,980,224

Operating expenses
Administrative expenses	2,567,242	2,127,195	7,188,885	7,843,247
Selling expenses	2,356,450	1,719,926	6,919,100	5,435,073
Total operating expenses	4,923,692	3,847,121	14,107,985	13,278,320

Income from operations	5,824,458	12,453,242	26,503,433	32,701,904

Non-operating income (expense)
Interest income	4,077	21,510	22,873	47,499
Other income	72,776	20,278	324,546	157,019
Change in fair value of warrant liabilities	53,418	391,652	190,871	967,696
Other expenses	(13,674)	(7,147)	(26,177)	(24,733)
Finance costs	(260,948)	(256,156)	(753,233)	(646,060)
Total non-operating income (expense)	(144,351)	170,137	(241,120)	501,421

Income before income taxes	5,680,107	12,623,379	26,262,313	33,203,325
Income taxes	(1,527,284)	(3,165,839)	(6,771,893)	(8,893,359)
Net income	4,152,823	9,457,540	19,490,420	24,309,966
Other comprehensive income (loss)
Foreign currency translation
adjustments	(360,123)	1,047,236	651,779	3,398,140
Total comprehensive income	$3,792,700	$10,504,776	$20,142,199	$27,708,106

Earnings per share – basic and diluted	$0.08	$0.22	$0.41	$0.57

Weighted average number of shares
outstanding – basic and diluted	38,154,340	38,154,340	38,154,340	38,154,340

Reconciliation of net income to income applicable to common stock:
Net income	$4,152,823	$9,457,540	$19,490,420	$24,309,966
Less: dividends and accretion on preferred stock	(1,279,511)	(1,167,011)	(3,782,283)	(2,723,026)
Income applicable to common stock	$2,873,312	$8,290,529	$15,708,137	$21,586,940

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(*)
Assets
Current assets
Cash and cash equivalents	$19,367,354	$31,479,528
Restricted cash	762,722	1,052,096
Accounts receivable, net	142,273,600	118,406,001
Bills receivable	92,379	33,052
Amounts due from related companies	255,025	255,169
Other receivables, prepayments and deposits	11,840,383	5,750,056
Inventories	18,782,283	14,183,052
Deferred income taxes	866,896	927,860
Total current assets	194,240,642	172,086,814

Property, plant and equipment, net	19,859,886	18,097,062
Land use rights, net	13,397,724	13,584,135
Long-term deposits	7,388,784	7,070,400
Goodwill	542,248	540,157
Other intangible assets, net	439,582	504,948
Deferred income taxes	687,376	667,509
Other investment	31,576	31,424
Total assets	$236,587,818	$212,582,449

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Balance Sheets (Cont’d)
 (Stated in US Dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(*)

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$45,611,582	$42,290,191
Bills payable	1,800,390	2,104,192
Other payables and accrued expenses	6,111,440	5,490,237
Amounts due to directors	127,961	168,246
Amounts due to related companies	710,790	37,604
Income taxes payable	1,513,048	2,726,869
Secured bank loans, current portion	11,105,443	9,036,060
Other loans	212,349	200,956
Retirement benefit costs	63,347	46,854
Total current liabilities	67,256,350	62,101,209

Secured bank loans	143,680	206,767
Warrant liabilities	120	190,991
Retirement benefit costs	167,903	177,368
Total liabilities	67,568,053	62,676,335

Commitments and contingencies

Convertible redeemable preferred stock
Series A convertible, redeemable preferred stock:
$0.001 par value; 20,000,000 shares authorized;
9,375,000 shares issued and outstanding	35,668,186	33,385,903

Stockholders’ equity
Common stock: par value $0.001 per share;
150,000,000 shares authorized;
38,154,340 shares issued and outstanding	38,154	38,154
Additional paid-in capital	18,745,218	18,273,766
Statutory and other reserves	6,851,002	6,851,002
Accumulated other comprehensive income	9,560,934	8,909,155
Retained earnings	98,156,271	82,448,134
Total stockholders’ equity	133,351,579	116,520,211
Total liabilities and stockholders’ equity	$236,587,818	$212,582,449

(*) Derived from audited financial statements

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2012	2011

Cash flows from operating activities:
Net income	$19,490,420	$24,309,966
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,234,769	1,141,687
Deferred income taxes	48,658	(4,133)
Loss on sale of property, plant and equipment	-	10,960
Change in fair value of warrant liabilities	(190,871)	(967,696)
Share-based compensation expense	471,452	574,136
Changes in operating assets and liabilities, net of effects of acquisitions of distribution stores:
Accounts receivable	(23,338,452)	(30,174,501)
Bills receivable	(59,426)	(18,381)
Other receivables, prepayments and deposits	(6,070,497)	(1,128,518)
Inventories	(4,542,253)	(2,025,584)
Bills payable	(315,434)	(942,186)
Accounts payable	3,153,342	4,862,137
Other payables and accrued expenses	602,945	(967,922)
Retirement benefit costs	5,950	(6,803)
Income tax payable	(1,227,012)	496,034
Total adjustments	(30,226,829)	(29,150,770)
Net cash used in operating activities	$(10,736,409)	$(4,840,804)

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Cash Flows (Cont’d)
 (Stated in US Dollars)

	Nine months ended September 30,
	(Unaudited)
	2012	2011

Cash flows from investing activities:
Additions to property, plant and equipment	$(2,593,919)	$(1,887,074)
Net cash from acquisition of distribution chains	-	36,502
Payment to acquire intangible assets	(449)	(12,068)
Proceeds from sale of property, plant and equipment	-	4,039
Change in long-term deposits	(284,598)	(3,365,600)
Net cash used in investing activities	(2,878,966)	(5,224,201)

Cash flows from financing activities:
Advance/repayment to related companies	674,702	(5,677,714)
Proceeds received from placement of preferred stock	-	29,495,866
Change in restricted cash	295,237	475,110
Repayments to directors	(41,115)	(31,606)
Proceeds from bank loans	11,034,710	9,888,040
Repayments of bank loans	(9,071,202)	(11,270,387)
Preferred dividends paid	(1,500,000)	-
Net cash provided by financing activities	1,392,332	22,879,309

Effect of foreign currency translation on cash and cash equivalents	110,869	1,292,319

Net (decrease)/increase in cash and cash equivalents	(12,112,174)	14,106,623

Cash and cash equivalents - beginning of period	31,479,528	20,157,112

Cash and cash equivalents - end of period	$19,367,354	$34,263,735

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	$645,651	$580,475
Income taxes	$7,950,247	$8,401,458

Non-cash financing and investing activities
Dividends and accretion on preferred stock	$3,782,283	$2,723,026

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Stated in US Dollars)

					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, December 31, 2011	38,154,340	$38,154	$18,273,766	$6,851,002	$8,909,155	$82,448,134	$116,520,211
Net income	-	-	-	-	-	19,490,420	19,490,420
Foreign currency translation adjustments	-	-	-	-	651,779	-	651,779
Share-based compensation	-	-	471,452	-	-	-	471,452
Accretion of preferred stock to redemption	-	-	-	-	-	(3,782,283)	(3,782,283)

Balance, September 30, 2012	38,154,340	$38,154	$18,745,218	$6,851,002	$9,560,934	$98,156,271	$133,351,579

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

The Company is principally engaged in the production, distribution and retailing drugs in the People’s Republic of China (the “PRC”).

Currently the Company has six subsidiaries:

		The Company’s
	Place/date of	effective
	incorporation or	ownership	Common stock/	Principal
Company name	establishment	interest	registered capital	activities

Ingenious Paragon Global Limited (“Ingenious”)	British Virgin Islands (“BVI”) / May 29, 2008	100%	Authorized, issued and fully paid 50,000 common shares of $1 par value each	Investment holding

Forever Well Asia Pacific Limited (“Forever Well”)	Hong Kong / January 10, 2008	100%	Authorized, issued and fully paid 10,000 common shares of HK$1 each	Investment holding

Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”)	PRC / April 3, 1986	100%	Registered and fully paid up capital RMB192,478,478	Investment holding and distribution of drugs

Guangxi Liuzhou Baicaotang Medicine (Retail Chain) Limited (“BCT Retail”)	PRC / October 30, 2001	100%	Registered and fully paid up capital RMB3,000,000	Retail sales of drugs

Guangxi Liuzhou Baiaotang Jian Kang Chan Ye Limited (“BCT Jian Kang Chan Ye”)	PRC/ September 6, 2012	100%	Registered and fully paid up capital RMB500,000	Beauty and massage services

Guangxi Hefeng Pharmaceutical Company Limited (“Hefeng Pharmaceutical”)	PRC / September 18, 2000	100%	Registered and fully paid up capital RMB500,000	Production and sales of drugs

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

3.        Summary of significant accounting policies

Basis of consolidation
The consolidated financial statements include the accounts of China BCT Pharmacy Group, Inc, and its subsidiaries; Ingenious, Forever Well, Liuzhou BCT, BCT Retail, BCT Jian Kang Chan Ye and Hefeng Pharmaceutical.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents
Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of September 30, 2012 and December 31, 2011, the cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars placed with banks in the PRC and Hong Kong.  Those denominated in RMB are not freely convertible into foreign currencies, and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

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

No provision for excess or obsolete inventory was deemed necessary as of September 30, 2012 and December 31, 2011.

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

Goodwill, with an indefinite useful life, is stated at cost less any accumulated impairment.

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

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related companies.  As of September 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit standing.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts for accounts receivable.

During the nine months ended September 30, 2012 and 2011, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s accounts receivable.

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

PRC
Corporate income tax (“CIT”) to Liuzhou BCT, BCT Retail, BCT Jian Kang Chan Ye and Hefeng Pharmaceutical was charged at a rate of 25%.

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

6.        Inventories

	September 30, 2012	December 31, 2011

Raw materials	$1,362,633	$1,040,582
Work-in-progress	140,220	135,533
Finished goods	17,279,430	13,006,937

	$18,782,283	$14,183,052

7.        Goodwill and other intangible assets, net

	September 30, 2012	December 31, 2011
Goodwill
Acquisitions of retail stores	$434,280	$432,189
Acquisition of Hefeng	107,968	107,968

Total	$542,248	$540,157

Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, technology know-how, and patents	118,595	118,146
	1,008,521	1,008,072
Accumulated amortization	(568,939)	(503,124)

Net	$439,582	$504,948

During the nine months ended September 30, 2012 and 2011, amortization of intangible assets amounted to $65,815 and $73,528, respectively.

8.        Property, plant and equipment, net

Property, plant and equipment are stated at cost, as follows:

	September 30, 2012	December 31, 2011

Buildings	$15,112,952	$13,625,189
Plant and machinery	1,568,409	1,552,234
Furniture, fixtures and equipment	8,184,576	5,668,331
Motor vehicles	445,191	443,048
	25,311,128	21,288,802
Accumulated depreciation	(5,451,242)	(4,511,548)
	19,859,886	16,777,254
Construction in progress	-	1,319,808

	$19,859,886	$18,097,062

(a)   An analysis of buildings, plant and machinery pledged to banks for banking loans (note 12(d)(i)) is as follows :

	September 30, 2012	December 31, 2011

Buildings	$9,189,674	$5,471,223
Accumulated depreciation	(2,403,891)	(1,420,229)

	$6,785,783	$4,050,994

9.        Land use rights

	September 30, 2012	December 31, 2011

Land use rights	$16,518,951	$16,440,340
Accumulated amortization	(3,121,227)	(2,856,205)

	$13,397,724	$13,584,135

The Company has obtained land use rights from the relevant PRC land authority for periods ranging from 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.  As of September 30, 2012 and December 31, 2011, land use rights with carrying amount of $4,451,809 and $1,127,907, respectively were pledged to a bank for the bank loans granted to the Company (note 12(d)(ii)).

During the nine months ended September 30, 2012 and 2011, amortization amounted to $250,793 and $244,467, respectively.

10.       Amounts due to directors

The amounts due to directors are unsecured and repayable on demand.  The balances are interest free, except for the amounts of $21,103 as of September 30, 2012 and $47,136 as of December 31, 2011, which were interest bearing at a fixed rate of 24% per annum.

11.       Amounts due from/to related companies

The related companies are controlled by certain of the Company’s directors including Mr. Huitian Tang, the Company’s Chief Executive Officer and Chairman. These amounts due from or to related companies are interest-free, unsecured and payable on demand.

12.       Secured bank loans

	September 30, 2012	December 31, 2011

Short-term loans - note 12(a)	$11,020,024	$7,227,520
Current maturities of long-term bank loans	85,419	1,808,540

	$11,105,443	$9,036,060

Long-term bank loans - note 12(b)	$229,099	$2,015,307
Less: current maturities	(85,419)	(1,808,540)

	$143,680	$206,767

(a)	The weighted average interest rates for short-term loans as of September 30, 2012 and December 31, 2011 were 7.16% and 7.73% per annum, respectively.

(b)	The long-term loans as of September 30, 2012 bear interest rates from 9.165% which are adjusted on an annual basis in accordance with the loan rate published by the People’s Bank of China.

(c)	As of September 30, 2012, the Company’s banking facilities were composed of the following:

Facilities granted	Granted	Amount Utilized	Unused
Bills payable, net of restricted cash	$4,373,276	$1,800,390	$2,572,886
Secured bank loans	$11,249,123	$11,249,123	$-

Some suppliers request the Company to settle accounts payable by issuance of banker’s acceptance bills, which are interest free with maturity of three months from date of issuance.  The Company is required to deposit with the banks amounts equal to 50% to 60% of the bills amount at the time of issuance and pay bank charges.  These deposits will be used to settle the bills at maturity

(d)	As of September 30, 2012, the above bills payable and bank loans were secured by the following:

(i)	Property, plant and machinery with carrying value of $6,785,783 (note 8);

(ii)	Land use rights with carrying value of $4,451,809 (note 9);

(iii)	Buildings and land use rights owned by related companies which are controlled by certain of the Company’s directors;

(iv)	Account receivables of $947,280;

(v)	Restricted cash of $762,722

(e)	Long-term borrowings are repayable as follows:

	September 30, 2012	December 31, 2011

Within one year	$85,419	$1,808,540
After one year but within two years	93,584	87,154
After two years but within three years	50,096	94,689
After three years but within four years	-	24,924
	$229,099	$2,015,307

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

13.      Other loans

	September 30, 2012	December 31, 2011

Other loans	$212,349	$200,956

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

The fair value of the warrants was calculated using the binomial model.  The assumptions that were used to calculate fair value of First Batch Warrants and Second Batch Warrants, as of September 30, 2012, are as follows:

●	Expected volatility of 34.73% and 35.15%, respectively
●	Expected dividend yield of 0%
●	Risk-free interest rate of 0.269% and 0.275%, respectively
●	Expected lives of 2.25 years and 2.34 years for First Batch Warrants and Second Batch Warrants, respectively
●	Exercise price of $3.81 per share

As of September 30, 2012, the fair value of warrant liabilities was $120 and the corresponding gain on the change in fair value of warrant liabilities of $190,871 was recognized in the Company’s statement of operations for the nine months ended September 30, 2012.

Warrants issued and outstanding, all of which are exercisable at September 30, 2012, are summarized as follows:

Number of shares

First Batch Warrants	1,244,368
Second Batch Warrants	514,933

1,759,301

15.      Commitments and contingencies

a.	Capital commitment

As of September 30, 2012, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

b.	Operating lease commitments

As of September 30, 2012, the Company had non-cancelable operating leases for its retail stores with future minimum lease payments to be paid which are as follows:

Within one year	$1,016,670
After one year but within two years	453,874
After two years but within three years	151,619
After three years but within four years	10,025

$1,632,188

The rental expense relating to the operating leases was $1,265,975 and $964,251 for the nine months ended September 30, 2012 and 2011, respectively.

c.	Employment agreements

During the 2nd quarter of 2010, the Company entered into employment agreements with Huitian Tang, the Company’s Chairman and CEO, and Xiaoyan Zhang, the Company’s CFO.  The employment agreements were approved by the board of directors and the compensation committee.  The following is a summary of the material provisions of the employment agreements for Mr. Tang and Ms. Zhang:

On May 18, 2010, the Company entered into a new employment agreement with Mr. Tang to employ him as CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which he will be paid RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and additional share-based compensation based upon its 2010 financial performance.  The agreement may be terminated upon mutual agreement between the Company and Mr. Tang in writing.  In addition, the Company shall have the right to unilaterally terminate the agreement under certain circumstances, including among other things, (i) serious violations of the labor laws or the rules or regulations of the Company; (ii) causing serious damage to the interests of the Company; or (iii) Mr. Tang is criminally prosecuted under the law.

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

On May 18, 2010, the Company entered into a new employment agreement with Ms. Zhang to employ her as CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and additional share-based compensation based upon its 2010 financial performance.

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

In addition to the existing deposits of RMB 45,000,000 ($7,114,950) paid in 2011 and 2010, the Company made an additional deposit of RMB 1,000,000 ($158,110) for the security of the new distribution agreement entered in 2012.  These hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances.  The Company entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers’ purchases.

For the nine months ended September 30, 2012 and 2011, sales revenue from these government-owned hospital customers was approximately $27 million and $29 million, respectively.

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

The Company has elected to adjust the carrying amount of the Preferred Shares at each reporting date by applying periodic accretions, using the interest method, so that the carrying amount will be equal to the possible redemption amount at the earliest determinable redemption date of February 28, 2014.  As of September 30, 2012, such accretion amount was $3,782,283 resulting in a carrying amount for the Preferred Shares of $35,668,186 at that date after the payment of dividend of $1,500,000.

17.      Statutory and other reserves

Under PRC regulations, Liuzhou BCT, BCT Retail, BCT Jian Kang Chan Ye and Hefeng Pharmaceutical may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves can be used to make up cumulative prior year losses and are not distributable in the form of cash dividends.

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

As of September 30, 2012, we have 4,795,000 options that are exercisable or may become exercisable for shares of our common stock issued and outstanding.  The Plan is more fully described in note 22 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at September 30, 2012 had no intrinsic value because the Company’s stock price was either equal or lower than all option exercise prices.  Fair values were estimated using the Binominal tree option-pricing model.  During the nine months ended September 30, 2012, there was no option granted, exercised or forfeited.  The weighted average exercise price of the options is $2.48 as of September 30, 2012.  A summary of the Company’s stock options issued and outstanding as of September 30, 2012, is presented below:

	Number of options	Exercise Price	Weighed Average Remaining life
Stock option granted and outstanding	3,660,000	$2	9.2
Stock option granted and outstanding	1,120,000	4	7.8
Stock option granted and outstanding	15,000	5	7.9
Total: Exercisable at September 30, 2012	4,795,000	$2.48	8.88

19.      Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 30.5% to employees’ salaries and wages to a defined contribution retirement plan organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income.  The Company contributed $991,124 and $444,819 for the nine months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales revenue
Pharmaceutical distribution	$38,609,852	$50,220,352	$135,377,511	$141,964,773
Retail pharmacy	13,529,595	13,701,532	41,383,587	39,402,465
Manufacturing	3,263,322	3,558,828	10,984,990	9,832,462

	$55,402,769	$67,480,712	$187,746,088	$191,199,700

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating income
Pharmaceutical distribution	$2,565,395	$8,013,752	$15,092,343	$22,341,918
Retail pharmacy	2,156,834	2,429,885	7,382,208	6,703,134
Manufacturing	1,381,837	1,914,598	4,896,750	5,159,472

	$6,104,066	$12,358,235	$27,371,301	$34,204,524

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Depreciation and amortization expenses
Pharmaceutical distribution	$189,193	$231,456	$554,334	$523,562
Retail pharmacy	71,070	58,217	250,775	147,813
Manufacturing	161,523	158,936	429,660	470,312

	$421,786	$448,609	$1,234,769	$1,141,687

	September 30,	December 31,
	2012	2011

Assets
Pharmaceutical distribution	$196,529,994	$164,525,782
Retail pharmacy	16,778,459	21,748,464
Manufacturing	20,245,088	19,389,356

	$233,553,541	$205,663,602

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Total consolidated revenue	$55,402,769	$67,480,712	$187,746,088	$191,199,700

Total profit for reportable
segments	$6,104,066	$12,358,235	$27,371,301	$34,204,524
Unallocated amounts relating to
operations:
Change in fair value of warrant liabilities	53,418	391,652	190,871	967,696
Share-based compensation	(166,006)	(2,822)	(471,452)	(574,136)
Other income	1,029	(914)	106,561	71,133
Interest income	2,710	11,079	12,269	32,787
Other general expenses	(314,881)	(133,500)	(946,234)	(1,497,143)
Finance costs	(229)	(351)	(1,003)	(1,536)

Income before income taxes	$5,680,107	$12,623,379	$26,262,313	$33,203,325

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$233,553,541	$205,663,602
Cash and cash equivalents	3,034,277	6,918,847
	$236,587,818	$212,582,449

All of the Company’s long-lived assets and revenues are located in the PRC and are classified based on the customers.

21.     Subsequent events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2011 and 2010 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Pharmaceutical Distribution Segment
We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instruments from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the three months and nine months ended September 30, 2012, our pharmaceutical distribution segment accounted for approximately 69.7% and 72.1%, respectively, of our total revenue after elimination of inter-segment sales.  Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 2.2%, 0.1%, 0.2%, 15.5% and 82.0% of our pharmaceutical distribution segment’s total revenue for the nine months ended September 30, 2012, respectively.

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

 Retail Pharmacy Segment
 BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 195 directly owned retail stores under the registered name “Baicaotang 百草堂.” Our retail stores provide high-quality, convenient and professional pharmaceutical services, and supply a wide variety of medicines such as prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan. There is no difference in the sales price of products in medi-care qualified stores between cash and medi-card payment.  No co-payment is collected with respect to payments by medi-card.  For the three months and nine months ended September 30, 2012, our retail pharmacy segment accounted for approximately 24.4% and 22.0%, respectively, of our total revenue after elimination of inter-segment sales.

The following table sets forth the accounts receivable from the National Program for our retail pharmacy segment as of September 30, 2012 and December 31, 2011:

	As of September 30,	As of December 31,
	2012	2011
Payor	(000)	(000)
National Program	$932	$609

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

Manufacturing Segment
Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land to which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over China. For each of the three and nine month periods ended September 30, 2012, our manufacturing segment accounted for approximately 5.9% in respect of these aforesaid periods after elimination of inter-segment sales.

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

This has had the effect of reducing the profit of all parties along the drug supply chain.   In the past, our wholesale distribution segment saw a higher profit margin than our competitors, because we had a large percentage of sales which carried higher margins, with the supply chain from our wholesale segment’s bottom-price agent relationship with manufacturers to the end user direct-selling to hospitals. Our overall profit margin of the wholesale segment has declined as a result of the lower bidding price for each bidding year and the shrinking of the higher margin business in each of the steps through the entire wholesale businesses chain.  Due to the lowered profit margin, all parties in this supply chain have to either lower their profit margin on this kind of business or simply withdraw from this kind of business. Therefore, the percentage of this higher margin business among all wholesale business declined dramatically.

As China Medicare System Reform has been developing, the pharmaceutical industry has been evolving along the way.  We will continue to address the challenges from this reform as they are presented.

One way that we have begun to address these issues is to focus on rapidly growing our retail pharmacy networks by refining and expanding our existing retail networks in selected markets.  We have been consolidating our existing pharmacy stores into larger stores with built-in traditional Chinese medicine, or TCM, clinics; we are targeting to have about 4 to 5 such stores built for each larger city and at least one such store built for each county in Guangxi.  We have been exploring new and more profitable business models in the retail segment to boost same store sales and increase gross margin as we have experienced increasingly intensified competition from small neighborhood drug stores.  In addition, we have also come to recognize limitations of resources (e.g. lack of registered pharmacists, medi-care qualification, quality staff and administrative efforts), which limits our ability to increase the number of stores.  We re-decorated and opened our first 3,000 square feet pharmacy store with built-in TCM clinics in December 2011 where we provide around 5,400 types of products (including drugs, medical instruments, foods, convenience goods and personal care products, etc).  We built 3 consultation rooms for TCM doctors to provide free consultations to increase in-store TCM sales and attract more in-store traffic.  As of September 30, 2012, there are 8 stores with built-in TCM clinics opened and we expect to open another 2-5 such stores in the 4th quarter of 2012. Among the 8 stores opened, one mega store has been built with floorage of 18,000 square feet. On the ground floor we offer personal care products, convenience good, food and drinks besides drugs, and on the second floor we have included a TCM clinic with 8 consultation rooms and a health and leisure treatment facility with more than 30 guests rooms .

We intend to expend a total of RMB 15 million, or approximately $2.4 million for the re-decorating and re-opening of 2-5 larger TCM clinic built-in chain stores by the end of 2012.  We will put priority focus on quality rather than quantity of the stores that we are going to operate.  In addition, we may invest in a location for a logistics center, but wait to build the center until our group revenue reaches $500 million to achieve economy of scale.  We intend to finance the above capital investments either from our own sources of funds or through increased debt facilities with banks.  We estimate that the cost for the logistics center will be approximately $22 million.

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

Results of Operation
Three months ended September 30, 2012 compared to three months ended September 30, 2011

The following table sets forth the key components of our results of operations for the periods indicated.

	Three months ended September 30,
	2012 (000)	% of total revenue	2011 (000)	% of total revenue
Sales revenue	$55,403	100.0	$67,480	$100.0
Cost of sales	44,655	80.6	51,180	75.8

Gross profit	10,748	19.4	16,300	24.2

Operating expenses
Administrative expenses	2,567	4.6	2,127	3.2
Selling expenses	2,357	4.3	1,720	2.5
Total operating expenses	4,924	8.9	3,847	5.7

Income from operations	5,824	10.5	12,453	18.5

Non-operating income (expense)
Interest income	4	-	22	-
Other income	73	0.1	20	-
Change in fair value of warrant liabilities	53	0.1	392	0.6
Other expenses	(14)	-	(7)	-
Finance costs	(260)	(0.4)	(256)	(0.4)
Total non-operating income (expense)	(144)	(0.2)	171	0.2

Income before income taxes	5,680	10.3	12,624	18.7
Income taxes	(1,527)	(2.8)	(3,166)	(4.7)
Net income	4,153	7.5	9,458	14.0
Other comprehensive income
Foreign currency translation adjustments	(360)	(0.7)	1,047	1.6
Total comprehensive income	$3,793	6.8	$10,505	15.6

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended September 30, 2012 and September 30, 2011.  For the three months ended September 30, 2012, we had approximately $9.9 million of inter-segment revenue, which includes approximately $9.6 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.3 million in sales from our manufacturing segment to our pharmaceutical distribution segment. For the three months ended September 30, 2011, we had approximately $10.0 million of inter-segment revenue from our pharmaceutical distribution segment which includes approximately $9.7 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.3 million in sales from our manufacturing segment to our pharmaceutical distribution segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Three months ended September 30,
	2012 (000)%		2011 (000)%
External Segment revenue
Pharmaceutical distribution	$38,610	69.7	$50,220	74.4
Retail pharmacy	13,530	24.4	13,701	20.3
Manufacturing	3,263	5.9	3,559	5.3
	$55,403	100.0	$67,480	100.0
Inter-segment revenue	$9,906		$10,011

Sales Revenue
During the three months ended September 30, 2012, we had sales revenue of $55.4 million, as compared to sales revenue of $67.5 million during the three months ended September 30, 2011, a decrease of $12.1 million or approximately 17.9%. This decrease was mainly attributable to the reduction in sales revenue of $11.6 million from our pharmaceutical distribution segment.

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

The following table sets forth revenue from our pharmaceutical distribution operation by categories of customers:

	Three months ended September 30,
	2012 (000)	% of Sales	2011 (000)	% of Sales

Hospitals	$25,044	64.9	$35,707	71.1
Other drug stores	343	0.9	7,976	15.9
Clinics and health care centers	1,172	3.0	3,534	7.0
Distributors and others	12,051	31.2	3,003	6.0
Total	$38,610	100.0	$50,220	100.0

Revenue from our pharmaceutical distribution segment decreased by $11.6 million or 23.1% from $50.2 million for the three months ended September 30, 2011 to $38.6 million for the three months ended September 30, 2012. The decrease was the result of the decrease in sales volume by $8.2 million and a  reduction of approximately $3.4 million.  The decrease in sales revenue from our pharmaceutical distribution segment was attributed primarily to the effect of the reduction of $10.7 million in sales to hospitals. There was additional decrease by both the reduction of $7.6 million to other drug stores and the reduction of $2.4 million to clinics and health care centers.  The decrease was offset partly by the increase of $9.0 million in sales to distributors and others.

The dramatic decrease derived from hospital customers was attributed mostly to the reduction in the price of list of drugs under the PRC government-mandated collective tender process we have undertaken. After the tender, the prices of drugs dropped significantly. We had to supply the drugs for certain low margin items even though the price dropped significantly because we maintain a long term business relation with these customers. In the past, we focused on the supply of generic drugs to the hospitals which were of higher profit margin and now such high profit margin product has diminished and the supply of those drugs also dropped significantly, which further reduced the sales during the quarter.

As for the drug stores those that we target are mainly individual stores. A number of individual stores have joined some large chain stores and have operated as a group so they now order the drugs from the prescribed distributor of the chain stores that they joined. This has resulted in the reduction in the number of those customers  we supply and resulted in decrease in sales.

The reduction in sales to clinics and health care centers was mainly attributed to the substantial decrease in prices of drugs under the prescribed list of Basic Drugs Catalogue.  Upon the current township’s distribution plan from Basic Drugs Catalogue Plan, we now have distribution rights to 22 townships compared to the 6 municipalities we previously had. Despite the increase in the number of townships granted, the number of distributors invited also increased. We are still in the stage of developing these new markets and to the present time, this effort resulted in reduction in sales derived from this group in light of the reduction in the price of drugs under the prescribed list of Basic Drugs Catalogue that we sell to those health care centers

The increase in the sales to distributors and others was derived from certain new distributors that we have started to work with during the period and from the increase in the quantity and species of drugs by a few existing distributors.

Retail Pharmacy Segment
Revenue from our retail pharmacy segment decreased by $0.2 million or 1.5% from $13.7 million for the three months ended September 30, 2011 to $13.5 million for the three months September 30, 2012.  The decrease in revenue mainly resulted from the decrease in sales volume of $0.2 million. The reduction is partly attributed to our stores restructuring and also to the closing of seventeen stores since September 30, 2011; the sales derived from these stores were $1.2 million. In contrast, the sales derived from the new stores that were opened after September 30, 2011 were $0.6 million. There was a net reduction in sales by $0.6 million when compared to the new stores that we currently operate. As the new stores have only been launched in the market recently, the initial sales contribution would not be comparable to what the mature stores did. Further some sales derived from particular stores were affected by renovations that we have undertaken including those that have to upgrade in order to provide medical consultation services.  The decrease in sales was offset partly by the growth of sales by particular stores that have been opened since 2010 in which we are in the growth stage.  Further, we have upgraded and restructured part of our retail stores and offer free Chinese medical counseling services, which has also driven the increase in sales. The revenue contributed by new stores for the nine months ended September 30, 2012 was $1.5 million as compared to $6.5 million for the nine months ended September 30, 2011 representing a decrease of $5 million. This difference is the result of the fact that there were 23 stores opened after September 2011 while there were 62 stores opened after September 2010.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Three months ended September 30,
	2012 (000)	2011 (000)

Existing stores (1)	$12,946	$11,066
New stores (2)	584	2,635
Total (include closed stores)	$13,530,	$13,701
No. of stores	195	189

(1) 17 stores were closed after September 30, 2011, 6 of which were closed during the three months ended September 30, 2012 and the sales derived from those stores were $140,998. The sales derived from the 17 stores for the three months ended September 30, 2011 were $1,245,946.

(2) Represents the 23 stores opened after September 30, 2011 and no stores were opened during the three months ended September 30, 2012.

Manufacturing Segment

Revenue from our manufacturing segment decreased by 8.3% from $3.6 million for the three months ended September 30, 2011 to $3.3 million for the three months ended September 30, 2012. The decrease was attributed to the volume of sales; there were no significant changes in prices between the periods. The decrease in sales is partly attributed to the tighter control over the use of certain drugs by the clinics. Further, one of our drugs that we did launch last year is subject to restriction on the quantity of production by the drug authority and the quota for production that we received during the period was less than for the previous period. These factors contributed to the slight reduction in the sales.

Cost of Sales
Cost of sales was $44.7 million for the three months ended September 30, 2012 compared to $51.2 million for the three months ended September 30, 2011, representing a decrease of $6.5 million. Our cost of sales consists of the cost of merchandise, raw materials and other costs. Other costs include direct labor, depreciation and other costs. The decrease was primarily due to the decrease in the costs of purchasing merchandise for the decrease in our revenue.

Gross Profits
Gross profit was $10.7 million for the three months ended September 30, 2012 as compared to $16.3 million for the three months ended September 30, 2011, representing a decrease of $5.6 million or approximately 34.4%.  Our gross profit margin was 19.4% and 24.2% for the three months ended September 30, 2012 and 2011, respectively. The decrease in gross profit margin was mainly attributed to the reduction in the gross profit margin derived from the pharmaceutical distribution segment.  For hospital customers, we establish a pricing range aligned with our suppliers through the PRC government-mandated collective tender process while the prices of drugs sold to health care community centers are governed by the prescribed list within Basic Drug Catalogue.  As for other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. Under the current tender, the prices under the bids do drop and we cannot maintain the margin in the same degree between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital and health care centers customers. This resulted in the reduction in overall gross margin.

Pharmaceutical Distribution Segment
The gross profit margin for our pharmaceutical distribution segment was approximately 9.9% and 19.0 % for the three months ended September 30, 2012 and 2011, respectively. The cost of sales includes only the cost of merchandise. In light of the increase of the portion of revenue derived from distributors, it did impact the margin significantly as the margin from the sales to distributors is the lowest among all our customers and now accounts for 31.2% of total sales.  In addition, a substantial share of pharmaceutical distribution segment is derived from the hospital customers where  price is governed by the PRC Government-mandated collective tender process. After the tender, there is a general reduction in price over the drugs and the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital customers decreased accordingly and resulted in margin reduction. Further, the reduction of sales of generic drugs which are of higher profit margin also contributed to the decrease.

Retail Pharmacy Segment
The gross profit margin for our retail pharmacy segment was approximately 38.6% and 32.8% for the three months ended September 30, 2012 and 2011, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise. The increase in gross profit margin is attributable to the sales of higher profit margin products inclusive of Chinese herbs, especially upon the introduction of free Chinese medical counseling service.

Manufacturing Segment
The gross profit margin for our manufacturing segment was approximately 52.5% and 64.2% for the three months ended September 30, 2012 and 2011, respectively. The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and other costs. The reduction in gross profit margin is attributed to the increase in relative mix of sales of lower profit margin products.

Operating Expenses
Selling and administrative expenses totaled $4.9 million for the three months ended September 30, 2012, as compared to $3.8 million for the three months ended September 30, 2011, representing an increase of $1.1 million or approximately 28.9%.  The increase was attributed mainly to the respective increase in selling expenses by $0.7 and the administrative expenses by $0.4 million.

Administrative Expenses
Administrative expenses increased by 23.8% from $2.1 million for the three months ended September 30, 2011 to $2.6 million for the three months ended September 30, 2012. The increase in administrative expenses for the three months ended September 30, 2012 was primarily due to the increase of the share-based compensation of $0.2 million and legal fee of $0.2 million in connection with listing requirements services. Further there was an increase in staff cost of $0.2 million and rental charges by $0.2 million. The increase was offset by a decrease in repair and maintenance of $0.1 million and post-acquisition services fee of $0.2 million. The increase in share-based compensation was attributed to stock options granted in the fourth quarter of 2011. The percentage of our administrative expenses to our total revenue increased from 3.2% in 2011 to 4.6% in 2012.

Pharmaceutical Distribution Segment
The administrative expenses of our pharmaceutical distribution segment were both $1.0 million for each of the three months ended September 30, 2012 and 2011 and there were no material changes.

Retail Pharmacy Segment
The administrative expenses of our retail pharmaceutical distribution segment increased by $0.1 million or 12.5% from $0.8 million for the three months ended September 30, 2011 to $0.9 million for the three months ended September 30, 2012. The increase was primarily attributed to aggregate increase in rental expenditures by $0.2 million, staff and benefit costs by $0.2 million. The increase was offset by the reduction in the post-acquisition services fees of $0.2 million and repair cost of $0.1 million, respectively.  The increase in rental was due to the increase in the lease of certain stores upon entering new leases as well as the increase in the size of particular stores upon modification. The increase in staff costs was due to the increase in the contribution to the insurance plan; while in the past staff who enrolled for private insurance by themselves. Further, we did hire more experienced staff to monitor the operation of stores in order to accommodate the expansion of the business. Post-acquisition service fees were incurred in connection with the acquisition of stores concluded in 2010 and were fully amortized in 2011.

Manufacturing Segment
The administrative expense of our manufacturing segment remained stable and was $0.1 million for the three months ended September 30, 2012 and 2011.

Selling Expenses
Selling expenses increased by 41.2% from $1.7 million for the three months ended September 30, 2011 to $2.4 million for the three months ended September 30, 2012. The increase was primarily due to the increase in our marketing staff’s wages and salaries, and payment for staff welfare in connection with the increase in the number of staff for the retail segment in connection with our marketing campaign and the growth strategy in respect of medical consultation services. The percentage of our selling expenses to our total revenue increased from 2.5% in 2011 to 4.3% in 2012.

Pharmaceutical Distribution Segment
The selling expenses of our pharmaceutical distribution segment increased by 42.9% from $0.7 million for the three months ended September 30, 2011 to $1.0 million for the three months ended September 30, 2012. The increase was primarily attributed to the increase in transportation and loading charges of $0.2 million. Despite the overall reduction in sales, the sales derived from the distributors did increase substantially. Unlike the hospital customers, however, those distributors were located outside the Guangxi Province and the costs of transportation were comparatively higher. This resulted in the increase in selling expenses increase despite the reduction in sales.

Retail Pharmacy Segment
The selling expenses of our retail pharmacy distribution segment increased by 57.1% from $0.7 million for the three months ended September 30, 2011 to $1.1 million for the three months ended September 30, 2012. The increase was primarily due to increases in our salaries of retail staff by $0.4 million due to an increase in the number of staff and staff benefits and by $0.2 million upon the increase in the number of staff upon the increase in number and the size of the particular stores. Further, we employ 24 Chinese medical consultants for the consultation services.

Manufacturing Segment
The selling expenses of our manufacturing segment remained the same and were $0.2 million for both the three months ended September 30, 2012 and 2011.

Change in Fair Value of Warrants
For the three months ended September 30, 2012, we recognized a non-cash gain of $0.1 million which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before Income Tax
As a result of the foregoing, our income before income tax decreased by 54.8% to $5.7 million for the three months ended September 30, 2012 compared to $12.6 million for the same period in 2011. The percentage of our income before income tax to total revenue was 10.3% in 2012 compared to 18.7% in 2011. The decrease is mainly attributed to the reduction in sales amount and the gross margin thereon derived from the pharmaceutical distribution segment upon the reductions in prices after the completion of tenders as described above.

Pharmaceutical distribution segment
Our income before income tax from our distribution operations decreased by 67.5% from $8.0 million for the three months ended September 30, 2011, to $2.6 million for the three months ended September 30, 2012.  The profit margin decreased to 6.6% from 16.0%. The reduction in profit margin is attributed to the drop in gross profits resulting from price adjustments after the completion of the collective tendering process and the increase in portion of sales to distributors.

Retail pharmacy segment
Our income before income tax from our retail pharmacy segment was decreased by 8.3% from $2.4 million for the three months ended September 30, 2011, to $2.2 million for the three months ended September 30, 2012.  The profit margin decreased to 15.9% from 17.7%. The reduction in profit margin is attributed to the addition of experienced staff for our head office and the increase in rental costs in connection with new leases entered.

Manufacturing segment
Our income before income tax from our manufacturing segment operations decreased by 26.3% from $1.9 million for the three months ended September 30, 2011, to $1.4 million for the three months ended September 30, 2012.  The profit margin decreased to 42.3% from 53.8%; these reductions are attributed to the reduction in gross margin upon the increase in share of lower profit margin products.

 Net Income
As a result of the above factors, we had net income of $4.2 million for the three months ended September 30, 2012 as compared to $9.5 million for the three months ended September 30, 2011, representing a decrease of $5.3 million or approximately 55.8%.  For the three months ended September 30, 2012, our net income was impacted by recognition of net non-cash expenses of $0.1 million inclusive of warrant liabilities and share based compensation.  Excluding this net $0.1 million non-cash expenses, our net income for the three months ended September 30, 2012 would have been $4.3 million, representing a decrease of 52.7% compared to $9.1 million excluding the non-cash charge of $0.4 million for the same period of 2011.

Earnings per Share
For the three months ended September 30, 2012, our basic and diluted earnings per share was $0.08, representing a decrease of 63.6%, compared to the same period in 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
The following table sets forth the key components of our results of operations for the periods indicated.

	Nine months ended September 30,
	2012 (000)	% of total sales revenue	2011 000)	% of total sales revenue

Sales revenue	$187,746	100.0	$191,199	100.0
Cost of sales	(147,135)	(78.4)	(145,219)	(76.0)

Gross profit	40,611	21.6	45,980	24.0

Operating expenses
Administrative expenses	7,189	(3.8)	7,843	(4.1)
Selling expenses	6,919	(3.7)	5,435	(2.8)
Total operating expenses	14,108	(7.5)	13,278	(6.9)

Income from operations	26,503	14.1	32,702	17.1

Non-operating income (expense)
Interest income	23	-	47	-
Other income	325	0.2	157	0.1
Change in fair value of warrants liabilities	191	0.1	968	0.5
Other expenses	(27)	-	(25)
Finance costs	(753)	(0.4)	(646)	(0.3)
Total non-operating income (expense)	(241)	(0.1)	501	0.3

Income before income taxes	26,262	14.0	33,203	17.4
Income taxes	(6,772)	(3.6)	(8,893)	(4.7)
Net income	19,490	10.4	24,310	12.7
Other comprehensive income
Foreign currency translation adjustments	652	0.3	3,398	1.8
Total comprehensive income	$20,142	10.7	$27,708	14.5

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total sales revenue, as well as our inter-segment sales for the nine months ended September 30, 2012 and 2011.  For the nine months ended September 30, 2012, we had approximately $30.2 million of inter-segment revenue, which includes approximately $29.2 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $1.0 million in sales from our manufacturing segment to our pharmaceutical distribution segment. For the nine months ended September 30, 2011, we had approximately $29.7 million of inter-segment revenue, which includes approximately $28.9 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment and approximately $0.8 million in sales from our manufacturing segment to our pharmaceutical distribution segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Nine months ended September 30,
	2012 (000)	% of total sales revenue	2011 (000)	% or total sales revenue
External Segment revenue
Pharmaceutical distribution	$135,377	72.1	$141,965	$ 74.2
Retail pharmacy	41,384	22.0	39,402	20.6
Manufacturing	10,985	5.9	9,832	5.2
	$187,746	100.0	$191,199	100.0

Inter-segment revenue	$30,200		$29,724

Sales Revenue
During the nine months ended September 30, 2012, we had sales revenue of $187.7 million, as compared to sales revenue of $191.2 million during the nine months ended September 30, 2011, a decrease of $3.5 million or approximately 1.8%. This decrease was mainly attributable to the decrease in sales revenue of $6.6 million from our pharmaceutical distribution segment after the offset of the increase of $2.0 million from our retail pharmacy segment and $ 1.2 million from our manufacturing segment during the period.

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

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Nine months ended September 30,
	2012 (000)	% of Sales	2011 (000)	% of Sales

Hospitals	$94,368	69.7	$93,584	65.9
Other drug stores	7,356	5.4	20,380	14.4
Clinics and health care centers	4,137	3.1	14,516	10.2
Distributors and others	29,516	21.8	13,485	9.5
Total	$135,377	100.0	$141,965	100.0

Revenue from our pharmaceutical distribution segment decreased by 4.6% from $142.0 million for the nine months ended September 30, 2011 to $135.4 million for the nine months ended September 30, 2012. The decrease in revenue of $6.6 million was the result of the reduction in price level by $7.4 million after the offset for the increase in sales volume of $0.8 million. The average reduction in price is attributed to the change in prices based on the result of the PRC Government-mandated collective tender process and the reduction in price from the Basic Drug Catalogue. The decrease in sales revenue from our pharmaceutical distribution segment was attributed primarily to the effect of the reduction of $13.0 million in sales to other drug stores and the reduction of $10.4 million to clinics and health care centers.  The decrease was offset partly by the increase of $16.0 million in sales to distributors and others.

As for the drug stores those that we target are mainly individual stores. A number of individual stores have joined some large chain stores and have operated as a group, and they now order the drugs from the prescribed distributor of the chain stores that they joined. This has resulted in the reduction in the number of those customers we supply and resulted in decreased sales.

The reduction in sales to clinics and health care centers was mainly attributed to the substantial decrease in price of drugs under the prescribed list of Basic Drugs Catalogue.  Upon the current township’s distribution plan from Basic Drugs Catalogue Plan, we now have distribution rights to 22 townships compared to the 6 municipalities we previously had. Despite the increase in the number of townships granted, the number of distributors invited also increased. We are still in the stage of developing these new markets and to the present time, this effort resulted in reduction in sales derived from this group in light of the reduction in the price of drugs under the prescribed list of Basic Drugs Catalogue that we sell to those health care centers.

The increase in the sales to distributors and others was derived from certain new distributors that we have started to work with during the period and from the increase in the quantity and species of drugs by a few existing distributors

Retail Pharmacy Segment
Revenue from our retail pharmacy segment increased by 5.1% from $39.4 million for the nine months ended September 30, 2011 to $41.4 million for the nine months ended September 30, 2012. The increase in revenue by $2.0 million resulted from the increase in sales volume of $2.0 million mainly. The increase was primarily attributed to the growth of sales by particular stores that have been opened since 2010 in which we are in the growth stage.  Further, we have upgraded and restructured several of our retail stores to offer free Chinese medical counseling services, which has also driven the increase in sales. In addition, we have opened 23 stores since September 30, 2011. However, the above increase was offset partly by the reduction in sales derived from the stores that have been closed under our stores restructuring plan. The revenue contributed by new stores for the nine months ended September 30, 2012 was $1.5 million as compared to $6.5 million for the nine months ended September 30, 2011 representing a decrease of $5 million. This difference is the result of the fact that there were 23 stores opened after September 2011 while there were 62 stores opened after September 2010.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Nine months ended September 30,
	2012 (000)	2011 (000)

Existing stores (1)	$39,886	$32,939
New stores (2)	1,498	6,463
Total (includes closed stores)	$41,384	$39,402

No. of stores	195	189

(1) 17 stores were closed after September 30, 2011, 13 of which were closed during the nine months ended September 30, 2012 and the sales derived from those stores were $1,170,386. The sales derived from these 17 stores for the nine months ended September 30, 2011 were $3,480,142.

(2) Represents 23 stores opened since September 30, 2011, in which 14 stores were opened during the nine months ended September 30, 2012.

Manufacturing Segment
Revenue from our manufacturing segment increased by 12.2% from $9.8 million for the nine months ended September 30, 2011 to $11.0 million for the nine months ended September 30, 2012. The increase was attributed to the increase in sales volume as there were no changes in prices between the periods. The increase in sales was attributed to increased penetration of sales to distributors as a result of the efforts of our sales representatives especially for the lower profit margin products.

Cost of Sales
Cost of sales was $147.1 million for the nine months ended September 30, 2012 as compared to $145.2 million for the nine months ended September 30, 2011, representing an increase of $1.9 million or approximately 1.3%. Our cost of sales consists of the cost of merchandise, raw materials and other costs. Other costs include direct labor, depreciation and miscellaneous costs. The increase was primarily attributed to the overall reduction in gross profit margin derived from our pharmaceutical distribution segment.

Gross Profits
Gross profit was $40.6 million for the nine months ended September 30, 2012 as compared to $46.0 million for the nine months ended September 30, 2011, representing a decrease of $5.4 million or approximately 11.7%.  Our gross profit margin was 21.6% and 24.0% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in gross profit margin was mainly attributed to the reduction in the gross margin derived from the pharmaceutical distribution segment.  For hospital customers, we establish a pricing range aligned with our suppliers through the PRC government-mandated collective tender process while the prices of drugs sold to health care community centers are governed by the prescribed list within the Basic Drug Catalogue.  As for other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. Under the current tender, the prices under the bids do drop and we cannot maintain the margin in the same degree between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital and health care centers customers. This resulted in the reduction in overall gross profit margin.

Pharmaceutical Distribution Segment
The gross profit margin for our pharmaceutical distribution segment was approximately 14.1% and 18.8% for the nine months ended September 30, 2012 and 2011, respectively.  The cost of sales includes only the cost of merchandise. Our substantial share of pharmaceutical distribution segments is derived from the hospital customers and the price is governed by the PRC Government-mandated collective tender process. After the tender, there is a general reduction in price over the drugs and the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital customers did decrease concurrently and resulted in margin reduction. Further, the reduction of sales of generic drugs which are of higher profit margin also contributed to the decrease.  In addition, the substantial growth of the portion of revenue derived from distributors also impacts the margin as the margin from sales to the distributors is the lowest among all of our types of customers

Retail Pharmacy Segment
The gross profit margin for our retail pharmacy segment was approximately 37.4% and 33.1% for the nine months ended September 30, 2012 and 2011, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise.  The increase in gross profit margin is attributable to the sales of higher profit margin products inclusive of Chinese herbs, especially upon the introduction of free Chinese medical counseling service.

Manufacturing Segment
The gross profit margin for our manufacturing segment was approximately 54.6% and 64.3% for the nine months ended September 30, 2012 and 2011, respectively. The cost of sales consists of cost of merchandise, raw materials and other costs. Other costs include direct labor, depreciation, and miscellaneous costs.  The reduction in gross profit margin is attributed to the increase in relative mix of sales of lower profit margin products.

Operating Expenses
Selling and administrative expenses totaled $14.1 million for the nine months ended September 30, 2012, as compared to $13.3 million for the nine months ended September 30, 2011, representing an increase of $0.8 million or approximately 6.0%. The increase was attributed to the increase of selling expenses by $1.5 million after the offset of administrative expenses by $0.7 million.

Administrative Expenses
Administrative expenses decreased by 7.7% from $7.8 million for the nine months ended September 30, 2011 to $7.2 million for the nine months ended September 30, 2012. The reduction in administrative expenses for the nine months ended September 30, 2012 was primarily due to the decrease in consultancy fees by $0.7 million in connection with the listing matters. The percentage of our administrative expenses to our total revenue decreased slightly from 4.1% in 2011 to 3.8% in 2012.

Pharmaceutical Distribution Segment
The administrative expenses of our pharmaceutical distribution segment remained $3.0 million for the nine months ended September 30, 2011 and September 30, 2012, respectively, and there were no material changes.

Retail Pharmacy Segment
The administrative expenses of our retail pharmaceutical distribution segment increased by $0.2 million or 9.5% from $2.1 million for the nine months ended September 30, 2011 to $2.3 million for the nine months ended September 30, 2012. The increase was primarily attributed to an aggregate increase in rental expenditures by $0.3 million, staff and benefit costs by $0.6 million and depreciation by $0.1 million. The increase was offset by the reduction in the post-acquisition services fees of $0.6 million and repair and maintenance of $0.2 million.  The increase in rental was due to an increase in the lease of certain stores upon entering new leases as well as the increase in the size of particular stores upon modification. The increase in staff costs was due to the increase in the contribution to the insurance plan, while in the past staff enrolled for private insurance by themselves. Further, we did hire more experienced staff to monitor the operation of stores in order to accommodate to the expansion of the business.  Post-acquisition service fees were incurred in connection with the acquisition of stores concluded in 2010 and were fully amortized in 2011.

Manufacturing Segment
The administrative expenses of our manufacturing segment decreased by $0.1 million or 20% from $0.5 million for the nine months ended September 30, 2011 to $0.4 million for the nine months ended September 30, 2012. The decrease was the combination of reduction in deprecation and staff cost by $0.1 million.

Selling Expenses
Selling expenses increased by 27.8% from $5.4 million for the nine months ended September 30, 2011 to $6.9 million for the nine months ended September 30, 2012. The increase was primarily due to the increase in our salaries, and payment for staff welfare in connection with our retail pharmacy segment in connection with the increased marketing campaign and the medical consultant services together with the growth in transportation cost. The percentage of our selling expenses to our total revenue increased from 2.8% in 2011 to 3.7% in 2012.

Pharmaceutical Distribution Segment
The selling expenses of our pharmaceutical distribution segment increased by 19.0% from $2.1 million for the nine months ended September 30, 2011 to $2.5 million for the nine months ended September 30, 2012. The increase was primarily due to the increase in the transportation and loading charges by $0.6 million. Despite the overall reduction in sales, the sales derived from the distributors did increase substantially. Unlike the hospital customers, however, those distributors were located outside the Guangxi Province and the costs of transportation were relatively higher. This resulted in the increase in selling expenses despite the reduction in sales.

 Retail Pharmacy Segment
The selling expenses of our retail pharmacy segment increased by 25.9% from $2.7 million for the nine months ended September 30, 2011 to $3.4 million for the nine months ended September 30, 2012. The increase was primarily due to the increase in our salaries and bonus to retail staff by $0.8 million in connection with the increase in sales revenue and the appointment of the Chinese medical consultants for counseling services.

Manufacturing Segment
 The selling expenses of our manufacturing segment increased by 16.7% from $0.6 million for the nine months ended September 30, 2011 to $0.7 million for the nine months ended September 30, 2012. The increase was primarily due to the increase of sales commissions to regional sales representatives of $0.1 million upon the increase in sales.

Change in Fair Value of Warrants
 For the nine months ended September 30, 2012, we incurred a non-cash gain of $0.2 million which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before Income Tax
As a result of the foregoing, our income before income tax decreased by 20.8% to $26.3 million for the nine months ended September 30, 2012 compared to $33.2 million for the same period in 2011. The percentage of our income before income tax to total revenue decreased from 17.4% in 2011 to 14.0% in 2012. The decrease is mainly attributed to the reduction in the gross profit margin derived from the pharmaceutical distribution segment.

Pharmaceutical Distribution Segment
Our income before income tax from pharmaceutical distribution operations decreased by 32.3% from $22.3 million for the nine months ended September 30, 2011 to $15.1 million for the nine months ended September 30, 2012 and was mainly reduced by the reduction in gross margin as mentioned above. The profit margin decreased to 11.3% from 15.7%.

Retail Pharmacy Segment
Our income before income tax from retail pharmacy segment operations increased by 10.4% from $6.7 million for the nine months ended September 30, 2011 to $7.4 million for the nine months ended September 30, 2012 due to the non recurrence of the post-acquisition expenses for the acquisition of stores. The profit margin increased to 17.8% from 17.0%.

Manufacturing Segment
Our income before income tax from manufacturing segment operations decreased by 5.8% from $5.2 million for the nine months ended September 30, 2011 to $4.9 million for the nine months ended September 30, 2012. The profit margin decreased from 52.5% to 44.6%. The reduction in profit margin is attributed to the change in product mix resulting in a lower gross profit margin.

Net Income
As a result of the above factors, we had net income of $19.5 million for the nine months ended September 30, 2012 as compared to $24.3 million for the nine months ended September 30, 2011, representing a decrease of $4.8 million or approximately 19.8%.  For the nine months ended September 30, 2012, our net income was impacted by a non-cash gain of $0.2 million as a result of change in fair value of warrant liabilities and a non-cash share-based compensation expense of $0.5 million.  Excluding this net $0.3 million non-cash charge, our net income for the nine months ended September 30, 2012 would have been $19.8 million, compared to $23.9 million excluding the $0.4 million non-cash gain for the nine months ended September 30, 2011, representing a decrease of $4.1 million or approximately 17.2%.

Earnings per Share
For the nine months ended September 30, 2012, our basic and diluted earnings per share was $0.41 compared to $0.57 for the same period in 2011 representing a decrease of 28.1%.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund operations, acquisition, and expansion. In addition to cash on hand, our primary sources of funds for liquidity during the first nine months of 2012 consisted of cash generated from operations and proceeds received from bank loans. As of September 30, 2012, $11.1 million of our indebtedness was due within one year and $0.1 million was due beyond one year.  During the nine months ended September 30, 2012 we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted Cash and Cash Equivalents
Our restricted cash consists of collateral we provide for bills payable.  As of September 30, 2012 and December 31, 2011, our restricted cash was approximately $0.8 million and $1.1 million, respectively.  We had cash and cash equivalents of $19.4 million and $31.5 million, respectively, exclusive of restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from operating activities will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements (other than acquisitions) for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	For the Nine months Ended September 30,
	2012 (000)	2011 (000)

Net cash used in operating activities	$(10,736)	$(4,840)
Net cash used in investing activities	(2,879)	(5,224)
Net cash provided by financing activities	1,392	22,879
Effect of foreign currency translation on cash and cash equivalents	111	1,292
Net (decrease)/increase in cash and equivalents	(12,112)	14,107
Cash and cash equivalents, beginning of period	31,479	20,157
Cash and cash equivalents, end of period	$19,367	$34,264

Operating Activities
We derive our cash flow primarily from operating activities from the sale of our products and services through our three operating segments.  Our cash used in operating activities is primarily used for the purchase of raw materials and products, distribution and selling expenses and general administrative expenses and taxes.  Cash flows from our operations can be significantly affected by several factors such as the timing of payment of accounts receivable and the payment of our accounts payable to our suppliers.

Cash from operating activities is primarily affected by the pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments. Because the manufacturing segment accounted for only 5.9% of our revenues in the nine months ended September 30, 2012, it does not have a significant impact on cash from operating activities.

Cash used in operating activities was $10.7 million for the nine months ended September 30, 2012 compared to $4.8 million used in operating activities during the same period in 2011, representing an increase of $5.9 million.  Operating cash flows for 2012 reflect primarily net cash receipts derived from business operations.  The increase in cash used in operating activities was mainly attributed to a number of factors. First, there was a slowdown in payments of accounts receivable, which increased from 123 days to 189 days.  Further, as the decrease in sales did take place during the third quarter, the inventory level rose, which tightened our cash flow.

For our pharmaceutical distribution segment, accounts receivable turnover days for the nine months ended September 30, 2012 were 248 days as compared to 155 days in 2011.  The increase in turnover days was attributable to several factors.  First, as our primary sales were the ones derived from hospitals, we are comfortable when extending and granting longer credit periods to those customers. Thus, hospitals and mostly the community service centers, which are owned by the PRC government, have comparatively longer payment cycles.  Further, as the hospital is now prohibited to charge the patients a mark up over the use of drugs, the hospitals experienced tight cash flow and they delayed the payment to us.  However, in the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government and we believe that it is highly unlikely that a liquidation of one of our hospital and community health care center customers will occur, and that the recovery of accounts receivable from them is highly assured.  Therefore, it is our customary practice to grant a longer credit period to these customers.  There have been no instances of uncollectible receivables owed by hospital or community health care center customers.  In addition to the hospital customers, a relatively high balance of receivables came from our distributor customers.  In fact, it is our practice to offset the accounts receivable and accounts payable for each distributor.  It is common that the distributors act as both the vendor and customer of the Company.  Upon mutual consents, we are allowed to offset the amount upon the mutual consent over the amounts owed by and to the parties.  As we still owe money to these distributors, we are going to verify the balances owed between us.  As of September 30, 2012, there were a number of these debts remaining to be offset, resulting in a relatively high balance of receivables from distributors.

For our retail pharmacy segment, accounts receivable turnover days for the nine months ended September 30, 2012 were 5 days as compared to 3 days in 2011 and there were no material changes.  We generally have cash sales from customers at our retail stores except for sales to be reimbursed by the national insurance program.  The accounts receivable comprised only the medi-card reimbursement under the national insurance program.

For our manufacturing segment, the accounts receivable turnover days were 145 days in 2012 compared to 129 days in 2011.  The increase was attributed to the grant of longer credit terms to the customer who can meet our agreed target sales volume to us.

Investing Activities
Cash flow from investing activities primarily consists of purchases of property, plant and equipment and the acquisition of assets of drug stores by our retail segment. Cash used in investing activities was $2.9 million for the nine months ended September 30, 2012, compared to $5.2 million of cash used in investing activities for the same period in 2011, representing a decrease of $2.3 million. The reduction was primarily due to the reduction in payment of long-term deposits by $3.1 million because no significant new distribution agreement was signed with government hospitals in the period.  The decrease was offset by the increase in additions to property, plant and equipment of $0.7 million, mainly incurred for the renovation of our offices and premises of retail stores for the provision of Chinese medical consultation services.

Financing Activities
Our cash from financing activities has been derived primarily from bank loan activities. In addition, there have been occasional fund raising activities, including private placements.  Cash provided by financing activities was $1.4 million for the nine months ended September 30, 2012, compared to $22.9 million for the same period in 2011 representing a decrease of cash provided by financing activities of $21.5 million.  The substantial decrease was primarily due to the fact that the 2011 period included proceeds from the placement of the preferred stock of $29.5 million.  Further, we have paid preferred stock dividends of $1.5 million for the nine months ended September 30, 2012. The reduction was offset partially by the increase in net proceeds from bank loans of $3.3 million and a reduction in net repayment to related companies of $6.4 million.

Working Capital
Our working capital as of September 30, 2012 and December 31, 2011 was $127.0 million and $110.0 million, respectively.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations.  Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of payment of accounts receivable when compared with other customers have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of September 30,	As of December 31,
	2012	2011
	(000)	(000)
Hospitals	$108,529	$73,984
Other drug stores	7,975	19,971
Clinics and health care centers	342	11,634
Distributors and others	19,169	7,245
Total	$136,015	$112,834

Borrowings and Credit Facilities
The short-term bank borrowings outstanding as of September 30, 2012 were $11.0 million while long term bank borrowings outstanding as of September 30, 2012 were $0.2 million. The short term loans bore an average interest rate of 7.16% per annum and are adjusted currently or annually in accordance with the benchmark interest rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights and properties of the Company and properties from its related-parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have seven years terms and are repayable by monthly installments within the three years before maturity. The loans bear an interest rate from 9.165% which are adjusted on an annual basis in accordance with the loan rate of the People’s Bank of China.

These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

In addition to bank borrowings mentioned above, we have bills payable granted in the amount of $4.4 million as of September 30, 2012 of which $1.8 million was utilized.  The facilities are secured by property, plant and machinery, land use rights, buildings and land use rights owed by related companies, accounts receivable, and restricted cash.

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

Goodwill
We account for goodwill in accordance with the provisions of FASB ASC 350, “Intangible – Goodwill and Other” (“ASC 350”). We perform an impairment analysis on an annual basis and, in addition, if we notice any indication of impairment, we conduct that test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We do not believe there is any indication of impairment of goodwill as of September 30, 2012.

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

Allowances for Inventories
In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by our customers, sales contracts and orders in hand.  As of September 30, 2012, 1.3% of our inventory will expire within 1- 6 months, 1.9% of our inventory will expire within 7 to 9 months, 2.1% will expire within 10 to 12 months, 94.7% of inventory will expire in over 12 months. We estimate the extent of provision made for inventory which expires within 6 months after assessing the capability of a selling campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that the drugs are still marketable and estimate the provision upon the future demand and the current inventory level.

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

During the nine months ended September 30, 2012, $1,637,991 worth of goods was returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discounts or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except if the goods are damaged during delivery. As the return of goods is not allowed, we assess and estimate only the returns arising from damage during delivery and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and/ or the introduction of new products as these factors are not relevant to us for the estimate of return.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures of September 30, 2012.  As of March 31 2012 and June 30, 2012, our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures were not effective as evidenced by instances of non-conformity with US GAAP in draft financial statements furnished to our independent registered accounting firm in connection with their attest procedures.  These included (i) non-compliant initial disclosures resulting from improper valuations in connection with the acquisition of retail stores that did not adequately consider the possibility of separately identifiable intangible assets acquired in the transactions as required by FASB ASC Topic 805 “Business Combination”, (ii) improper treatment of payments made in connection with the acquisition of retail stores, where certain payments were initially treated as additional consideration, but should have been treated as compensation for services, and (iii) improper accounting treatment and valuation of convertible preferred shares that was not initially in compliance with FASB ASC 815 “Derivatives and Hedging” or ASR 268 (Securities and Exchange Commission, Financial Reporting Codification, Section No. 211, Redeemable Preferred Stocks), all as further described in the Company’s Amendment No. 4 to its Annual Report on Form 10-K/A, filed with the SEC on October 9, 2012.  The Company’s management nevertheless concluded that the financial statements filed with the SEC present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with US GAAP.  The Company came to this conclusion after reviewing the financial statements in connection with the annual audits and quarterly reviews performed by its independent registered public accounting firm.  In connection with such review, the Company was able to identify the instances of non-conformity with GAAP.

Based on an evaluation of our disclosure controls and procedures as of September 30, 2012 covered by this report (and the financial statements contained in the report), and after taking into account the changes in our internal controls over financial reporting, as discussed below, our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

As noted above, as of June 30, 2012, we identified certain matters that constituted material weaknesses in our internal control over financial reporting. Specifically, we lacked certain procedures and policies to ensure proper and efficient financial reporting and we lacked sufficient accounting personnel with the appropriate level of knowledge, experience and training in US GAAP and SEC reporting requirements. We have taken, and are taking, certain actions to remediate this material weakness related to our lack of US GAAP experience. During the fiscal quarter ended June 30, 2012, we initiated on-the-job training in US GAAP and related matters for our staff and we also adopted and implemented internal policies regarding capitalization, depreciation, and monthly closing of the financial books to address weaknesses relating to those matters.  Additionally, during the fiscal quarter ended September 30, 2012, we continued to provide our internal staff with appropriate training with respect to US GAAP by ensuring that they execute the account procedures that we implemented to address the material weaknesses, with a focus on complying with the requirements of Section 404 of the Sarbanes-Oxley Act, US GAAP and the relevant securities laws. So far we have engaged an outside consulting professional firm to assist in the review of our financial statements for this Quarterly Report.

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

Item 2. Unregistered shares of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period ended September 30, 2012 that were not previously disclosed in a current report on Form 8-K.

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

China BCT Pharmacy Group, Inc.

Dated: November 15, 2012	By:	/s/ Huitian Tang
Huitian Tang
Chief Executive Officer and Chairman
(principal executive officer)

Dated: November 15, 2012	By:	/s/ Xiaoyan Zhang
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