Form 10-K
period 2012-12-31
China BCT Pharmacy Group, Inc.
filed 2013-04-15
CIK 1399356

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $23,511,510 computed by reference to $1.50 as of June 30, 2012, which is less than $75 million.

As of March 26, 2013 there were 38,154,340 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA BCT PHARMACY GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1.      BUSINESS

References in this annual report to the “PRC” or “China” are to the People’s Republic of China. Except as otherwise specifically stated or unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to collectively (i) China BCT Pharmacy Group, Inc. (f/k/a China Baicaotang Medicine Limited), a corporation incorporated in the State of Delaware; (ii) Ingenious Paragon Global Limited (“Ingenious”), a British Virgin Islands company which is a wholly-owned subsidiary; (iii) Forever Well Asia Pacific Limited (“Forever Well”), a Hong Kong company which is a wholly-owned subsidiary of Ingenious; (iv) Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”), a PRC wholly foreign-owned enterprise (“WFOE”) which is a wholly-owned subsidiary of Forever Well; (v) Hefeng Pharmaceutical Co. Limited (“Hefeng Pharmaceutical”), a PRC company which is a wholly-owned subsidiary of Liuzhou BCT; (vi) Guangxi Liuzhou Baicaotang Jian Kang Chan Ye Limited (“BCT Jian Kang Chan Ye”), a PRC company which is a wholly-owned subsidiary of Liuzhou BCT and (vii) Guangxi Liuzhou Baicaotang Medicine Retail Limited (“BCT Retail”), a PRC company of which 49% of its registered capital was contributed by Liuzhou BCT and 51% of its registered capital was contributed by Baicaotang Property Management Limited (“Property Management”), an affiliated company.

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

Summary

We are engaged in pharmaceutical distribution, retail pharmacy and manufacturing of pharmaceuticals through our two wholly-owned subsidiaries Liuzhou BCT and Hefeng Pharmaceutical, and BCT Retail, a retail company that we control through a series of contractual arrangements, each of which is located in Guangxi province, China.  Additionally, BCT Jian Kang Chan Ye, a wholly-owned subsidiary of Liuzhou BCT was formed in September 2012 to operate a chain of traditional Chinese medicine (“TCM”) physical therapy service locations.

We have integrated operations in the following business segments:

●	Pharmaceutical distribution

Pharmaceutical distribution is our principal business. We conduct our wholesale business through Liuzhou BCT by purchasing pharmaceutical products from suppliers and then distributing them to our wholesale customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals. Our pharmaceutical distribution business is focused on the market of Guangxi province, which includes major cities such as Nanning, Liuzhou and Guilin and which has a population of approximately 50 million people. We operate a large regional wholesale network in Guangxi Province supported by strategically placed warehouse facilities. For the year ended December 31, 2012, revenue generated from our pharmaceutical distribution segment was $172.6 million, or 71.4% of our total revenues for the year.

We distribute over 8,000 products from nearly 4,000 suppliers through our wholesale distribution in compliance with applicable PRC regulations. Hefeng Pharmaceutical, which is one of our wholly owned subsidiaries, is also one of our suppliers. In 2012 revenue derived from the distribution of third-party products constituted 99% of our pharmaceutical distribution segment revenue.

●	Retail pharmacy

Established in 2001, BCT Retail operates a large regional pharmaceutical retail network in Guangxi province, consisting of 196 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂” as of December 31, 2012. Our retail stores provide convenient, high quality and professional pharmaceutical services and supply a wide variety of medicines, including western medicine, TCM, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and seasonal medicine. Among the 196 stores, there are 21 stores that are medi-care qualified stores, where customers are able to make their purchase either by cash or by using their medi-care insurance card for payment. For the year ended December 31, 2012, revenue generated from our retail pharmacy segment was $55.0 million, or 22.7% of our revenue for the year.

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

In addition, Hefeng Pharmaceutical collaborates with several renowned medical research universities in China to continuously improve its raw material abstraction efficiency and production process, and to develop alternative formulas for existing drugs. For the year ended December 31, 2012, revenue generated from our manufacturing segment was $14.3 million, or 5.9% of our total revenues for the year.

The growth profile of Guangxi province is based on the following three factors:

●
According to data published by the National Bureau of Statistics, Guangxi Province’s GDP was RMB1,172 billion ($186 billion) in 2011.  GDP per capita in Guangxi Province was RMB25,233($4,005) in 2011 as compared with GDP per capita between RMB47,071($7,472) to RMB78,768($12,503) in the coastal regions (such as, Fujian Province ($7,493), Guangdong Province ($8,040), Jiangsu Province ($9,869), Shandong Province ($7,472), Shanghai ($12,503), and Zhejiang Province ($9,390)).  In 2012 Guangxi Province’s GDP growth rate was more than 11% as compared to an average GDP growth rate of 10.23% in the coastal regions in 2012.  In 2011 Guangxi Province had a population of 46.45 million. In 2011 the population nature growth rate of Guangxi Province was 7.67 % as compared with a population nature growth rate averaged at 4.33 % in the coastal regions. (See http://www.stats.gov.cn/tjsj/ndsj/2012/indexce.htm).

●
According to world bank index, the inflation and consumer prices (annual %) in China reached 5.4% calculated by the end of December 2011.
(http://databank.worldbank.org/data/views/reports/tableview.aspx?isshared=true&ispopular=series&pid=9)

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

Our wholly-owned subsidiary, Ingenious, was incorporated under the laws of the British Virgin Islands on May 29, 2008.   Ingenious owns 100% of the issued and outstanding capital stock of Forever Well, a Hong Kong company incorporated on January 10, 2008.  Forever Well is the sole shareholder of Liuzhou BCT a PRC limited company established on April 3, 1986.  Liuzhou BCT contributed 100% of the registered capital of Hefeng Pharmaceutical, a PRC company established on September 18, 2000 and 49% of the registered capital of BCT Retail, a PRC company established on October 30, 2001. The remaining 51% of the registered capital of BCT Retail was contributed by Property Management, an affiliate of Liuzhou BCT.  Liuzhou BCT also contributed 100% of the registered capital of BCT Jian Kang Chan Ye, a PRC company established on September 6, 2012.

The chart below illustrates the current structure of the Company:

China BCT Pharmacy Group, Inc.
(U.S. Public Company
100%
Ingenious Paragon Global Limited
(BVI Company)
100%
Forever Well Asia Pacific Limited
(Hong Kong Company)
Outside PRC (off shore)
Inside PRC (on shore)
100%
Guangxi Liuzhou Baicaotang Medicine Limited
(Wholly Foreign Owned Entity ("WFOE"))
Contractual Arrangements
Baicaotang Property Management Limited
100%
100%
49%
51%
Hefeng Pharmaceutical Co. Limited
Guangxi Liuzhou Baicaotang Jian Kang Chan Ye Limited
Guangxi Liuzhou Baicaotang Medicine Retail Limited

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

On December 30, 2009, the goal of the Restructuring was realized when we entered into and completed a share exchange agreement with Ingenious.  At that time we were controlled by our then president and CEO, Lisa Lopomo, who owned 54.5% of our common stock.  Pursuant to the share exchange agreement, we acquired 100% of the equity of Ingenious in exchange for the issuance of an aggregate of 32,000,000 shares of our common stock to Ms. Zhang and to certain Liuzhou BCT Shareholders. As of the date of this annual report, Ms. Zhang owns 58.9% of our outstanding common stock all of which is subject to the provisions of the Earn-In Agreement.  As a result of this transaction, we are a holding company which, through our direct and indirect ownership of Ingenious, Forever Well, Liuzhou BCT, Hefeng Pharmaceutical and BCT Retail, now has operations based in the PRC and, as of September 6, 2012, we formed a new subsidiary of Liuzhou BCT, BCT Jian Kang Chan Ye.

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

Overview

We are engaged in pharmaceutical distribution, retail pharmacy and manufacturing of pharmaceuticals through our two wholly-owned subsidiaries Liuzhou BCT and Hefeng Pharmaceutical, and BCT Retail, a retail company that we control through a series of contractual arrangements, each of which is located in Guangxi province, China.  Additionally, BCT Jian Kang Chan Ye, a wholly-owned subsidiary of Liuzhou BCT was formed in September 2012 to operate a chain of traditional Chinese medicine (“TCM”) physical therapy service locations.  Since January 2, 2008, we have three operating segments based on our major lines of businesses: pharmaceutical distribution, retail pharmacy and manufacturing pharmacy. For additional information regarding our segments please refer to our financial statements.

●	Pharmaceutical distribution

Pharmaceutical distribution is our principal business. We conduct our wholesale business through Liuzhou BCT by purchasing pharmaceutical products from suppliers and then distributing them to our wholesale customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals. Our pharmaceutical distribution business is focused on the market of Guangxi province, which includes major cities such as Nanning, Liuzhou and Guilin and which has a population of approximately 50 million people. We operate a large regional wholesale network in Guangxi Province supported by strategically placed warehouse facilities. For the year ended December 31, 2012, revenue generated from our pharmaceutical distribution segment was $172.6 million, or 71.4% of our total revenues for the year.

We distribute over 8,000 products from nearly 4,000 suppliers through our wholesale distribution in compliance with PRC regulations. Hefeng Pharmaceutical which is one of our wholly-owned subsidiaries is also one of our suppliers. In 2012, revenue derived from the distribution of third-party products constituted 99% of our pharmaceutical distribution segment revenue. The terms of our distribution agreements vary between suppliers and vary in terms of payment period, arrangement of delivery, pricing and quality requirements. The general payment terms vary from advance deposit, to cash on delivery, to payment ranging from one month to six months from delivery, and the payment can be settled by means of bank collection, remittance, bills payable, postal check. The delivery is either to our warehouse, railway station, or prescribed destination within Liuzhou City. The quality of drugs supplied is in accordance with the prescribed national standard requirement. Our top 10 suppliers in our pharmaceutical distribution segment accounted for 18.7% of our purchases in 2012.

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

The Guangxi centralized-online tendering system was started in 2006, and in 2009 the tendering started to be applied also under the New Rural Co-operative Health Insurance Plan. At the first tendering in 2009 we were awarded distribution rights for six counties and townships under the New Rural Co-operative Health Insurance Plan, including Yizhou, Lipu, Gongchen, Luzhai, Laibin and Heshan, and were selected as one of two exclusive distributors for these territories.   In 2011, we were awarded an additional 16 territories.

Liuzhou BCT’s GSP Certificate, which is a certification that drugstores in China are required to obtain was issued on September 18, 2009 and will expire on September 17, 2013, subject to renewal for an additional five-year term.

●	Retail Pharmacy

Established in 2001, BCT Retail operates  a large regional retail network in Guangxi province, consisting of 196 directly owned retail stores in Guangxi province under the registered name “Baicaotang 百草堂” as of December 31, 2012.  BCT Retail’s GSP Certificate was issued on February 18, 2009 and will expire on February 17, 2014, subject to renewal for an additional five-year term. Our retail stores provide convenient, high quality and professional pharmaceutical services, and supply a wide variety of medicines, including western medicine, TCM, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and seasonal medicine. For the year ended December 31, 2012, revenue generated from our retail pharmacy segment was $55.0 million, or 22.7% of our revenues for the year.

Among the 196 stores, there are 21 stores that are medi-care qualified stores, where customers are able to make their purchase either by cash or by using their medi-care insurance card for payment. With respect to medi-care insurance card payments, we issue an invoice to the national medi-care for reimbursement for those drugs included under the medi-care insurance catalogue.  Only medi-care card payments from these 21 stores are entitled to reimbursement. The medi-care insurance catalogue used are provincial-based and developed and based on the national insurance catalogue. The medi-care insurance program is also known as National Medical Insurance Program.

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

The retail prices under the New Rural Cooperative Medicare Plan are subject to price controls administered by the Price Control Office under the National Development and Reform Commission. The retail prices under the list of Basic Drugs Catalogue are fixed at an agreed ceiling of percentage over the prescribed one issued by the Guangxi Price Control Office. The prescribed drugs prices issued by the Guangxi Price Control Office are in accordance with the price upon the provincial collective tender result which is held annually. In order to get reimbursement from the New Rural Cooperative Medicare Plan, our stores have to extract the sales figures from the billing system and issue the reimbursement notes with the original vouchers and invoices to the relevant Committee for approval. Then the Committee remits the money to the designated account opened by the stores.

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

In addition, Hefeng Pharmaceutical collaborates with several renowned medical research universities in China to continuously improve its raw material abstraction efficiency and production process, and to develop alternative formulas for existing drugs. For the year ended December 31, 2012, revenue generated from our manufacturing segment was $14.3 million, or 5.9% of our total revenues for the year.

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

The following table sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the year ended December 31, 2012 and 2011. For the year ended December 31, 2012, we had approximately $39.5 million of inter-segment revenue, which includes approximately $38.3 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $1.2 million in sales from our manufacturing segment to our pharmaceutical distribution segment. External segment revenue refers to segment revenue after inter-segment elimination.

	Year ended December 31,
	2012		2011
	’000	% of total sales revenue	’000	% of total sales revenue
External Segment revenue
Pharmaceutical distribution	$172,635	71.4	$190,663	74.0
Retail pharmacy	54,960	22.7	53,266	20.7
Manufacturing pharmacy	14,274	5.9	13,558	5.3
	$241,869	100.0	$257,487	100.0
Inter-segment revenue	$39,547		$39,824

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

2. Tabellae Sarcandrae

Tabellae Sarcandrae, a TCM protected drug, has similar anti-inflammatory and antibacterial effects as anti-biotics in Western medicine. Tabellae Sarcandrae possesses marked inhibition effect to auricular inflammation in mice caused by croton oil, footpad inflammation in rats caused by carragheenin and granuloma in mice by cotton ball. It could also relieve obvious abdominal pain caused by acetic acid and inhibit bacterial growth.  We are in the process of renewing the TCM protection.

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

●	Increasing access to healthcare in rural areas

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

While the PRC Government has neither provided a concrete timetable nor steps to implement certain tasks, such as the public hospital reform, it has released execution guidance for other tasks. Most notably, the PRC Government announced it would spend an additional approximately RMB 850 billion, or $125 billion from 2009 to 2011 on the healthcare industry. A significant portion was to be expended to establish a basic healthcare medical insurance regime, which was expected to cover over 90% of the national population by the end of 2011, mainly through the Urban Worker Program, Urban Resident Program and the New Rural Insurance Scheme. The PRC Government further announced that the annual subsidy for each participant will be increased from approximately RMB 40, or $5.90 to approximately RMB 120, or $17.60 for Urban Resident Program participants, and from approximately RMB 80, or $11.76 to approximately RMB120 or $17.60 for New Rural Insurance Scheme participants, starting from 2010. The reform plan will also raise the cap on claim payments from four times the local average annual income to six times such income. Another significant part of the spending plan focuses on healthcare facilities. The PRC Government originally planned 29,000 new rural clinics in 2009. From 2010 to 2012, the PRC government planned to build an additional 5,000 rural clinics, 2,000 county-level hospitals and 2,400 urban community clinics in under-developed areas. This substantial increase in healthcare spending is expected to expedite the growth of the healthcare industry in China.

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

The growth profile of Guangxi province is based on the following three factors:

●
According to data published by the National Bureau of Statistics, Guangxi Province’s GDP was RMB1,172 billion ($186 billion) in 2011.  GDP per capita in Guangxi Province was RMB25,233($4,005) in 2011 as compared with GDP per capita between RMB47,071($7,472) to RMB78,768($12,503) in the coastal regions (such as, Fujian Province ($7,493), Guangdong Province ($8,040), Jiangsu Province ($9,869), Shandong Province ($7,472), Shanghai ($12,503), and Zhejiang Province ($9,390)).  In 2012 Guangxi Province’s GDP growth rate was more than 11% as compared to an average GDP growth rate of 10.23% in the coastal regions in 2012.  In 2011 Guangxi Province had a population of 46.45 million. In 2011 the population nature growth rate of Guangxi Province was 7.67 % as compared with a population nature growth rate averaged at 4.33 % in the coastal regions. (See http://www.stats.gov.cn/tjsj/ndsj/2012/indexce.htm).

●
According to world bank index, the inflation and consumer prices (annual %) in China reached 5.4% calculated by the end of December 2011
(http://databank.worldbank.org/data/views/reports/tableview.aspx?isshared=true&ispopular=series&pid=9); and

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

The following table lists the primary competitors for our best selling products produced by Hefeng Pharmaceutical:

Our Product	Competitor’s Product - Company
Levodopa	Guangxi Napo Pharmaceutical Co. Ltd Guangxi Lingyun Pharmaceutical Co. Ltd

Tabellae Sarcandrae	Shanghai Xingcheng Jiahua Pharmaceutical Co. Ltd Jiangxi Tianshi Chinese Medicine Co. Ltd Zhejiang Guojing Pharmaceutical Co. Ltd
These companies rely solely on their in-house sales force. We believe that our wholesale network enables us to gain market share more quickly.
Rotandine Sulfate Injection	Guangdong Boluo Xianfeng Pharmaceutical Group Ltd Guangxi Nanning Baihui Pharmaceutical Group Ltd

Corydalis Saxicola Bunting (Yanhuanglian)	Haimingwe Interferon - Qindao Haier Pharmaceutical Handadang - Lianyungang Shentiantang Pharmaceutical Group Tianqing Fuxing Marine and Glucose Injection - Jiangsu Chia-tai Tiangqing Pharmaceutical
We are the only manufacturer of our Yanhuanglian product. These competitors produce alternative products.
Ethacridine Lactate Injection	Jiangsu Tianmiao Disainuo Pharmaceutical Co. Ltd Qinghai Pharmaceutical Manufacturing Co. Ltd
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

Strong Research and Development Capability

Our research and development department relies upon a research institute jointly formed by us and several renowned Chinese medicine universities, including China Medicine University located in Nanjing China, which focuses on utilizing Guangxi’s natural herbal medicine resources to produce drugs that meet the demand of the Chinese domestic market. Currently we pay for such research and development on a project by project basis, which helps us to reduce costs related to an in-house research and development team and to have access to the latest advances in this area. In 2011 and 2012 we did not spend any amount on research and development.

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

Extensive Wholesale and Retail Distribution Network and Medi-Care Qualified Stores

We operate wholesale and retail distribution networks covering major cities, townships, and counties of Guangxi province. Our wholesale network offers more than 8,000 pharmaceutical products to our clients. Further, BCT Retail offers more than 3,200 pharmaceutical products in 196 retail stores, as of December 31, 2012, holding the leading market position in many major cities of Guangxi province. Among the 196 stores, 21 stores are covered by a medi-care insurance plan for citizens and employees. We have also signed an MOU with local authorities to be authorized to open 30 retail stores under the New Rural Cooperative Health Issuance Plan.

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

Intellectual Property

We believe our rights to our trade names and trademarks are the most important factors in implementing our marketing strategy. Our company’s name, Baicaotang (百草堂), means “Place for all kinds of Chinese Herbal Medicines” in Chinese. We registered “Baicaotang (百草堂)” as the trademark for our business group, and Asio (亚太) as the trademark for the medicines that our production plant produces. The extension of the Baicaotang (百草堂) trademark was granted on May 5, 2008 and expires on July 13, 2018.  The Asio (亚太)  trademark was granted on August 15, 2005 and expires on August 15, 2015.

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

Employees

As of March 30, 2013, we had 1,677 full-time employees and no part-time employees.

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

Across all of our pharmaceutical, distributing and manufacturing segments the numbers of days during which our receivables are outstanding has increased significantly from 2009 to 2012.  In the pharmaceutical distribution segment we are obtaining a greater percentage of revenue from hospitals and community health  centers who traditionally have a slower payment cycle.  In our manufacturing segment, we have also experienced an increase in the days during which our receivables are outstanding, because we have extended more generous credit terms to certain of our customers based upon their history with us and in view of the overall financial crisis.  If this slower time to collection should result in an inability to collect a greater percentage of our receivables than previously, the result would be a decrease in the cash available to fund our operations as well as an increase in reserves for receivables which would reduce their value on our balance sheet.

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

Presently, we sell our products mainly in PRC. To date, no trademark filings have been made other than in PRC, and no patent filings have been made anywhere. To the extent that we market our products in other countries, we may have to take additional action to protect our intellectual property. The measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

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

Our land use rights are set forth below:

Liuzhou BCT

Liuzhou BCT owns a 2,753.5 square meter land use rights, the term of which expires on November 14, 2053, located at No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, PRC, as its corporate headquarter. In addition, Liuzhou BCT also owns other properties listed below:

1.	Approximately 321.7 square meter land use rights, the term of which expires on March 8, 2047, located at Building 2, No. 197 Shanzhong Rd., Liuzhou City, Guangxi province;
2.	Approximately 10.7 square meter land use rights, the term of which expires on December 28, 2044, located at Shop 1-3 Xinglong Building, Zhongshan Middle Rd., Liuzhou City, Guangxi province;
3.	Approximately 75.2 square meter land use rights, the term of which expires on August 4, 2043, located at Floor 1, No. 197 Shanzhong Rd., Liuzhou City, Guangxi province;
4.	Approximately 346.85 square meter land use rights, located at No. 10 Shizi Rd., Luzhai Town, Luzhai County, Guangxi province;
5.	Approximately 5,655.6 square meter land use rights, the term of which expires on November 14, 2053, located at No. 6 Changfeng Rd. Liuzhou City, Guangxi province;
6.	Approximately 886.7 square meter land use rights, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;
7.	Approximately 1,308.5 square meter land use rights, the term of which expires on August 4, 2053, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;
8.	Approximately 1,084.5 square meter land use rights, the term of which expires on November 14, 2053, located at No. 4 Changfeng Rd., Liuzhou City, Guangxi province;
9.	Approximately 1,558.05 square meter land use rights, the term of which expires on May 28, 2057, located at Desheng Village, Litang Town Bingyang County, Guangxi province;
10.	Approximately 380.6 square meter land use rights, the term of which expires on August 4, 2043, located at No. 15 May First Rd, Liuzhou City, Guangxi province.

Hefeng Pharmaceutical

Hefeng Pharmaceutical owns a 44,982.18 square meter business facility located at 3 Development District, Donglan County, which is used as its principal executive offices and plant.

BCT Retail

The principal executive offices of BCT Retail are located at No. 102, Chengzhan Road, Liuzhou City, Guangxi Province, PRC. The office space that BCT Retail is using is owned by Liuzhou BCT.  BCT Retail has used the office space free of charge and without any lease agreement.  As of December 31, 2012, BCT Retail operates 196 retail chain stores. Most of the chain stores managed by BCT Retail are located in  the following towns, counties and municipal cities: Liuzhou City, Ronghui County, Sangjiang County, Liujiang County, Nandan County, Yongfu County, Bama County, Binyang County, Yongan County, Laibin City, Zhaoping Country and Rongan County.

BCT Retail's retail chain stores range in size from 40 square meters to 2,000 square meters. Except for three retail stores which are owned by Liuzhou BCT and used by BCT Retail free of charge and without any lease agreement, all other chain stores are leased. The monthly rents of the chain stores range from approximately $150.00 to $10,500.00, and most of the leases have a three year term. All the lease agreements have similar terms and provisions.

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

The following table sets forth the high and low bid information for our common stock for the period from January 1, 2011 through December 31, 2012. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

Common Stock
	High	Low
First quarter 2011	$2.95	$1.70
Second quarter 2011	$2.61	$1.25
Third quarter 2011	$2.45	$1.50
Fourth quarter 2011	$2.40	$1.01
First quarter 2012	$2.05	$1.45
Second quarter 2012	$1.85	$1.01
Third quarter 2012	$1.35	$0.65
Fourth quarter 2012	$0.65	$0.15

As of March 26, 2013, there were 107 holders of record of our common stock.

Dividends

During the fiscal years ended December 31, 2008 and 2007, Liuzhou BCT declared and paid to its original shareholders cash dividends in the aggregate amount of $6,940,000 and $2,044,056, respectively. No dividends were paid with respect to our common stock in 2011 or 2012.

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

Securities authorized for issuance under equity compensation plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	1,135,000	$4.01	2,135,000
Total	1,135,000	$4.01	2,135,000

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

Business Review

We are engaged in pharmaceutical distribution, retail pharmacy and manufacture of pharmaceuticals through our two wholly-owned subsidiaries, Liuzhou BCTe and Hefeng Pharmaceutical, and BCT Retail, a retail company that we control through a series of contractual arrangements, each of which is located in Guangxi Province, China.  Additionally, BCT Jian Kang Chan Ye, a wholly-owned subsidiary of Liuzhou BCT was formed in September 2012 to operate a chain of TCM physical therapy service locations.

We have integrated operations in the following three business segments.

Pharmaceutical Distribution Segment:

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs, and medical instruments from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry. For the twelve months ended December 31, 2012, our pharmaceutical distribution segment accounted for approximately 71.4% of our total revenue after elimination of inter-segment sales. Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 2.3%, 0.1%, 0.4%, 16.0% and 81.2% of our pharmaceutical distribution segment’s total revenue for the twelve months ended December 31, 2012.

The terms of our distribution agreements vary between suppliers and vary in terms of payment period, arrangement of delivery, pricing and quality requirements. The general payment period terms vary from advance deposit, to cash on delivery, and to payment up to 90 days from the date of delivery, and the payment can be settled by means of bank collection, remittance, bills payable, and postal check.  Our top 10 suppliers in our pharmaceutical distribution segment accounted for 18.7% of our purchases in 2012.

Retail Pharmacy Segment:

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 196 directly owned retail stores under the registered name “Baicaotang 百草堂” as of December 31, 2012. Our retail stores provide high-quality, convenient and professional pharmaceutical services, and supply a wide variety of medicines such as prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan. There is no difference in the sales price of products in medi-care qualified stores between cash and medi-card payment. No co-payment is collected with respect to payments by medi-card. For the twelve months ended December 31, 2012, our retail pharmacy segment accounted for approximately 22.7% of our total revenue after elimination of inter-segment sales.

The following table sets forth the breakdown of accounts receivable for our retail pharmacy segment as of December 31, 2012 and 2011:

(in thousands)	As of December 31,
	2012	2011
Payor
National Program	$909	$609

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

Manufacturing Segment:

The manufacturing facility located in Donglan District, Guangxi province is on approximately 40,000 square meters of land of which we own the use rights. Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over the China.   For the year ended December 31, 2012 our manufacturing segment accounted for approximately 5.9% of our total revenue after elimination of the inter-segment sales.

Growth Strategy

We expect to focus on obtaining more contracts for the distribution side of our business. As the centralized bidding for the 2011 contract closed in the second quarter of 2011, we were awarded 2,000-3,000 more product distribution rights with regard to our hospital and clinic clients, which represents approximately a 50% increase compared to our product distribution rights in 2010. In addition, in 2011, we were able to increase the number of bids awarded to us for counties and cities under the New Rural Cooperate Medicare bidding process from the 6 counties and cities that were awarded to us in the previous bidding to 22 counties, cities and regions after being awarded an additional 16 territories in 2011. There was no bidding process for 2012.

Notably, our wholesale business has been negatively affected by a continuing trend of declining prices from hospital bidding. The Chinese government would like to benefit its citizens with a lower cost of Medicare by regulating State-run hospitals’ profit on drug sales. The policy requires hospitals to take zero profits and allows only a 15% increase of bidding prices. In addition, the Chinese National Development and Reform Commission (NDRC) asserts downward pressure on the bidding prices by requiring hospitals to choose the lowest price without considering of the production cost.

This has had the effect of reducing the profit of all parties along the drug supply chain. In the past, our wholesale distribution segment saw a higher profit margin than our competitors, because we had a large percentage of sales of products that carried higher margins.  Recently, though, manufacturers are selling higher margin products directly to the hospitals and, as a result, we are selling less of the higher profit margin products.  Our overall profit margin of the wholesale segment has declined as a result of the lower bidding price for each bidding year and the shrinking of the higher margin business in each of the steps through the entire wholesale business chain. Due to the lowered profit margin, all parties in this supply chain have to either lower their profit margin on this kind of business or simply withdraw from this kind of business. Therefore, the percentage of this higher margin business among all wholesale business has declined dramatically.

As China Medicare system reform has been developing, the pharmaceutical industry has been evolving along the way. We will continue to address the challenges from this reform as they are presented.

One way that we have begun to address these issues is to focus on rapidly growing our retail pharmacy networks by refining and expanding our existing retail networks in selected markets. We have been consolidating our existing pharmacy stores into larger stores with built-in traditional Chinese medicine, or TCM, clinics; we are targeting to have about 4 to 5 such stores built for each larger city and at least one such store built for each county in Guangxi. We have been exploring new and more profitable business models in the retail segment to boost same store sales and increase gross margin as we have experienced increasingly intensified competition from small neighborhood drug stores. In addition, we have also come to recognize limitations of resources (e.g. lack of registered pharmacists, medi-care qualification, quality staff and administrative efforts), which limits our ability to increase the number of stores. We re-decorated and opened our first 3,000 square feet pharmacy store with built-in TCM clinics in December 2011 where we provide around 5,400 types of products (including drugs, medical instruments, foods, convenience goods and personal care products, etc). We built 3 consultation rooms for TCM doctors to provide free consultations to increase in-store TCM sales and attract more in-store traffic. As of December 31, 2012, there were 8 stores with built-in TCM clinics opened and we expect to open another 10-15 such stores in 2013. Among the 8 stores opened, one “mega-store” has been built with floorage of 20,000 square feet. On the ground floor we offer personal care products, convenience goods, and food and drinks, and on the second floor we have included a TCM clinic with 8 consultation rooms and a health and leisure treatment facility with more than 30 guest rooms.

We intend to open more TCM clinic built-in chain stores in 2013. We will prioritize quality rather than quantity of the stores that we are going to operate. In addition, we may invest in a location for a logistics center, although we expect to wait to build the center until our group revenue reaches $500 million to achieve economy of scale. We intend to finance the above capital investments either from our own sources of funds or through increased debt facilities with banks. We estimate that the cost for the logistics center will be approximately RMB 150 million.

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

RESULTS OF OPERATIONS

The following table sets forth the key components of our results of operations for the periods indicated.

	Year ended December 31,
	2012		2011
	’000	% of total sales	’000	% of total sales
Sales revenue	$241,869	100.0	$257,487	100.0
Cost of sales	193,185	79.9	195,670	76.0
Gross profit	48,684	20.1	61,817	24.0
Operating expenses
Administrative expenses	11,707	4.8	12,407	4.8
Selling expenses	7,589	3.1	7,210	2.8
Total operating expenses	19,296	7.9	19,617	7.6

Income from operations	29,388	12.2	42,200	16.4

Non-operating income (expense)
Interest income	30	-	60	-
Other income	236	0.1	159	0.1
Change in fair value of warrant liabilities	191	0.1	1,082	0.4
Other expenses	(273)	(0.1)	(503)	(0.2)
Finance costs	(1,154)	(0.5)	(892)	(0.3)
Exchange income	118	0.1	121	-
Total non-operating income (expense)	(852)	(0.3)	27	-

Income before income taxes	28,536	11.8	42,227	16.4
Income taxes	(7,485)	(3.1)	(11,036)	(4.3)
Net income	21,051	8.7	31,191	12.1
Other comprehensive income
Foreign currency translation adjustments	1,118	0.5	4,481	1.8
Total comprehensive income	$22,169	9.2	$35,672	13.9

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the years ended December 31, 2012 and 2011.  For the year ended December 31, 2012, we had approximately $39.5 million of inter-segment revenue, which included approximately $38.3 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment and approximately $1.2 million in sales from our manufacturing pharmacy segment to our distribution pharmacy segment.  External segment revenue refers to segment revenue after inter-segment elimination.

	Year ended December 31,
	2012		2011
	’000	% of total sales revenue	’000	% of total sales revenue
External Segment revenue
Pharmaceutical distribution	$172,635	71.4	$190,663	74.0
Retail pharmacy	54,960	22.7	53,266	20.7
Manufacturing	14,274	5.9	13,558	5.3
	$241,869	100.0	$257,487	100.0
Inter-segment revenue	$39,547		$39,824

Sales Revenue

During the year ended December 31, 2012, we had sales revenue of $241.9 million, as compared to sales revenue of $257.5 million during the year ended December 31, 2011, a decrease of $15.6 million or approximately 6.1%. This decrease was mainly attributable to a decrease in sales revenue of $18.0 million from our pharmaceutical distribution operations, as discussed further below. The decrease was offset partly by the increase in sales of $1.7 million from retail pharmacy and $0.7 million from manufacturing segment. Sales revenue derived from our pharmaceutical distribution segment amounted to $172.6 million, which accounted for 71.4% of our total sales revenue.

Pharmaceutical Distribution Segment

We derive the majority of our revenue from our pharmaceutical distribution segment. We distribute a comprehensive offering of pharmaceutical and health care products, including branded and generic prescription medicines, over-the-counter medicines, Western and TCM, as well as personal care products and medical supplies.

The following table sets forth revenue from our pharmaceutical distribution operations by category of customers:

	Year ended December 31
	2012		2011
	‘000	% of sales	‘000	% of sales
Hospitals	$118,900	68.9	$124,715	65.4
Other drug stores	7,887	4.5	29,613	15.5
Clinics and health care centre	5,498	3.2	19,529	10.3
Distributors and others	40,350	23.4	16,806	8.8
Total	$172,635	100.0	$190,663	100.0

Revenue from our pharmaceutical distribution segment decreased by $18.1 million or 9.4% from $190.7 million for the year ended December 30, 2011 to $172.6 million for the year ended December 31, 2012. The decrease was the result of the decrease in sales volume by $5.1 million together with the price reduction of approximately $13.0 million.  The decrease in sales revenue from our pharmaceutical distribution segment was attributed primarily to the effect of the reduction of $21.7 million in sales to other drug stores. There was additional decrease by both the reduction of $14.0 million in sales to clinics and health care centers and the reduction of $5.8 million in sales to hospitals.  The decrease was offset partly by the increase of $23.5 million in sales to distributors and others.

The drug stores that we target are mainly the individual stores. A number of individual stores have joined certain large chain stores and these member stores have to order their drugs concurrently with the prescribed distributors of the chain stores that they joined. This resulted in the reduction in the number of those stores that we can supply and resulted in decreases in sales to them.

The reduction in sales to clinics and health care centers was mainly attributed to the substantial decrease in price of drugs under the prescribed list of Basic Drugs Catalogue.  Upon the current townships’ distribution plan from Basic Drugs Catalogue Plan, we now have distribution rights to 22 townships compared to the 6 municipalities we previously had. Despite the increase in the number of townships granted, the number of distributors invited also increased. We are still in the stage of developing these new markets and this has to this time resulted in reduction in sales derived from this group in light of the reduction in the price of drugs under the prescribed list of Basic Drugs Catalogue that we sell to those health care centers.

The reduction in sales to hospital sales is attributed partly to the change in the product mix that we did supply to the hospitals.  As for hospital sales, we previously focused on the supply of generic drugs to the hospitals which had higher prices and higher profit margins, however, the number of products that fall into this higher margin category have declined in 2012. This resulted in the reduction in total sales amount to hospitals. The change is exacerbated by the reduction in the price of drugs under the PRC government-mandated collective tender process, which we participate in. As a result of the tender process, the price of drugs drops significantly.

The increase in the sales to distributors and others was derived both from the addition of new distributors that we have started to work with during the year as well as the increase in the quantity and species of drugs purchased by some existing distributors.

Retail Pharmacy Segment

Revenue from our retail pharmacy segment increased by $1.7 million from $53.3 million for the year ended December 31, 2011 to $55.0 million for the year ended December 31, 2012. The increase was primarily the result of an increase in sales volume. The increase in sales was attributed to the growth of sales by particular stores that have opened since 2010, which stores are currently in the growth stage.  Further, we have upgraded and restructured part of our retail stores and offer free Chinese medical counseling services, which has also driven the increase in sales. The revenue contributed by new stores for the year ended December 31, 2012 was $0.9 million as compared to $3.9 million for the year ended December 31, 2011, representing a decrease of $3.0 million. This is attributed to the fact that there were 16 stores opened during the year ended 2012 while there were 38 stores opened during the year ended December 2011. There was a net reduction in sales by $1.1 million when compared to the new stores that we currently operate and those stores that have been closed. As the new stores are still establishing themselves, the initial sales contributed by those stores  have not yet been maximized as compared to our older stores.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each year:

	Year ended December 31,
	2012	2011
	‘000	‘000
Existing stores (1)	$54,011	$49,390
New stores (2)	932	3,876
Total (include closed stores) (3)	$54,943	$53,266

No. of stores	196	194

(1) Includes sales of $1.7 million derived from the 14 stores closed during 2012. The corresponding sales for the year ended December 31, 2011 were $3.7 million approximately.

(2) Represents the 16 stores opened during the year ended December 31, 2012 and 38 stores opened during the year ended December 31, 2011.

(3) Sales derived from the foot and massage store of $0.02 million was excluded in the above analysis.

Manufacturing Segment

Revenue from our manufacturing pharmacy segment increased by $0.7 million from $13.6 million for the year ended December 31, 2011 to $14.3 million for the year ended December 31, 2012. The increase was attributed to the change in volume of sales and was not affected by price factors. The increase in sales was mainly attributed to the increase in the portion of sales derived by newly developed products with lower profit margins and certain products with which we have not fully penetrated the market.

Cost of Sales

Cost of sales was $193.2 million for the year ended December 31, 2012 as compared to $195.7 million for the year ended December 31, 2011. Our cost of sales consists of the cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and certain other miscellaneous costs. The decrease was primarily due to the decrease in the volume of merchandise purchased following the decrease in our revenue.

Gross Profit

Gross profit was $48.7 million for the year ended December 31, 2012 as compared to $61.8 million for the year ended December 31, 2011, representing a decrease of $13.1 million or approximately 21.2%.  The decrease in gross profit margin was mainly attributed to the reduction in the gross profit margin derived from the pharmaceutical distribution segment.  For hospital customers, we establish a pricing range aligned with our suppliers through the PRC government-mandated collective tender process while the prices of drugs sold to health care community centers are governed by the prescribed list within Basic Drug Catalogue.  As for other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. Under the current tender, the prices pursuant to the bids have decreased due to regulatory requirements that the bids are awarded to the lowest bidder and we cannot maintain the margin in the same degree between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital and health care center customers. Further, the increase in the portion of sales derived from other distributors further reduces our overall gross margin.

Pharmaceutical Distribution Segment

The gross profit margin for our pharmaceutical distribution segment was approximately 12.1% and 18.6% for the years ended December 31, 2012 and 2011, respectively. The cost of sales includes the cost of merchandise, labor cost and warehouse overhead.  The increase of the portion of revenue derived from sales to distributors negatively affected our margin.  Sales to distributors have a lower profit margin and have historically accounted for the smallest percentage of our sales among all customer types. However, in 2012, they accounted for 23.4% of the total sales, up from 8.8%.  In addition, our substantial share of pharmaceutical distribution segments is derived from the hospital customers and the price is governed by the PRC Government-mandated collective tender process. After the tender, there is a general reduction in price over the drugs and the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital customers did decrease concurrently and resulted in margin reduction. Further, the reduction of sales of generic drugs, which are of higher profit margin, also contributed to the decrease.

Retail Pharmacy Segment

The gross margin for our retail pharmacy segment was approximately 37.3% and 33.4% for the years ended December 31, 2012 and 2011, respectively.  The cost of sales includes the cost of merchandise and transportation costs.  We adjust the retail price in accordance with the cost of merchandise.  The increase in gross profit margin is attributable to the sales of higher profit margin products, inclusive of Chinese herbs, especially upon the introduction of free Chinese medical counseling service.

Manufacturing Segment

The gross profit margin for our manufacturing segment was approximately 50.7% and 62.7% for the years ended December 31, 2012 and 2011, respectively.  The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and certain other miscellaneous costs.  The reduction in gross profit margin is attributed to the increase in relative mix of sales of lower profit margin products as well as the increase in costs of some raw materials.

Selling and Administrative Expenses

Selling and administrative expenses totaled $19.3 million for the year ended December 31, 2012, as compared to $19.6 million for the year ended December 31, 2011, representing a decrease of $0.3 million or approximately 1.5%.

Selling Expenses

Selling expenses increased by $0.4 million, or 5.6%, from $7.2 million for the year ended December 31, 2011 to $7.6 million for the year ended December 31, 2012. The increase was primarily due to the increase in salaries and payment for staff welfare. The percentage of our selling expenses to our total revenue increased from 2.8% for the year ended December 31, 2011 to 3.1% for the year ended December 31, 2012.

Pharmaceutical Distribution Segment

The selling expenses of our pharmaceutical distribution segment decreased by $0.4 million, or 13.8%, from $2.9 million for the year ended December 31, 2011 to $2.5 million for the year ended December 31, 2012. The decrease was primarily due to the decrease in marketing staff wages and benefits by $0.4 million upon the decrease in our sales and profit margin, as the salaries of our marketing staff are linked to our sales and profit margin.

Retail Pharmacy Segment

The selling expenses of our retail pharmaceutical distribution segment increased by $0.8 million, or 22.9%, from $3.5 million for the year ended December 31, 2011 to $4.3 million for the year ended December 31, 2012. The increase was primarily due to the increase in salaries and staff welfare benefits paid to retail staff by $0.8 million in connection with the increase in the number of staff in connection with the increase in the size of our stores. Further, we now employ Chinese medical consultants and additional staff for the consultation services.

Manufacturing Segment

The selling expenses of our manufacturing segment remained the same and were $0.8 million for each of the years ended December 31, 2012 and 2011.

Administrative Expenses

Administrative expenses decreased by $0.7 million, or 5.6%, from $12.4 million for the year ended December 31, 2011 to $11.7 million for the year ended December 31, 2012. The decrease in administrative expenses for the year ended December 31, 2012 was primarily due to the decrease in consultancy fees of $1.0 million in connection with the listing matters, post-acquisition services fees of $0.8 million and share based compensation of $1.0 million. The decrease in share-based compensation was attributed to the fact that certain stock options granted in the fourth quarter of 2011 vested immediately. Further, certain stock options issued in year 2010 became fully vested in 2011. The decrease was partially offset by the increase in staff cost of $1.0 million and the increase in provision for doubtful accounts of $0.7 million. In addition, there was an increase in rental expenditures resulting from the renewal and inception of retail store leases by $0.3 million. The percentage of our administrative expenses to total revenue was 4.8% in both 2012 and 2011.

Pharmaceutical Distribution Segment

The administrative expenses of our pharmaceutical distribution segment increased by $0.4 million, or 8.3%, from $4.8 million for the year ended December 31, 2011 to $5.2 million for the year ended December 31, 2012. The increase was primarily due to the increase in our provision for doubtful accounts by $0.7 million upon the increase in the size of accounts receivable. The increase was partially offset by the decrease in audit fees and consultancy fees by $0.1 million and $0.2 million respectively.

Retail Pharmacy Segment

The administrative expenses of our retail pharmaceutical distribution segment increased by $0.5 million, or 17.2%, from $2.9 million for the year ended December 31, 2011 to $3.4 million for the year ended December 31, 2012. The increase was primarily attributed to an aggregate increase in rental expenditures by $0.3 million, staff and benefit costs by $0.7 million, and depreciation by $0.3 million. The increase was partially offset by the reduction in the post-acquisition services fees of $0.8 million.  The increase in rental fees was due to an increase in the lease rental charges for certain stores upon the inception of new leases entered into as well as the increase in the size of particular stores upon modification. The increase in our staff costs was due to the increase in the contribution to the insurance plan, when, in the past, the staff obtained private insurance for themselves. Further, we hired more experienced staff to monitor the operation of stores. As we opened a number of medical consultation centers during the year, more capital expenditures were spent in connection with the modification work undertaken in opening those centers. We realized a reduction in post-acquisition service fees as fees incurred in connection with the acquisition of stores concluded in 2010 and were fully amortized in 2011.

Manufacturing Segment

The administrative expenses of our manufacturing segment remained stable and were $0.6 million for the years ended December 31, 2012 and 2011.

Change in Fair Value of Warrants

For the year ended December 31, 2012, we incurred a non-cash gain of $0.2 million, which resulted from the change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC Topic 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before Income Tax

As a result of the foregoing, our income before income tax decreased by $13.7 million, or 32.4%, to $28.5 million for the year ended December 31, 2012 compared to $42.2 million for the year ended December 31, 2011. The percentage of our income before income tax to total revenue decreased from 16.4% in 2011 to 11.8% in 2012. The decrease was mainly attributed to the reduction in sales and the gross margin thereon derived from the pharmaceutical distribution segment upon the reduction in prices after the completion of tenders, as described above.

Pharmaceutical Distribution Segment

Our income before income tax from distribution operations decreased by $13.8 million, or 47.8%, from $28.9 million for the year ended December 31, 2011, to $15.1 million for the year ended December 31, 2012. The profit margin decreased to 8.7% from 15.2%, for the reasons explained above. The reduction in profit margin was attributed to price adjustments after the completion of the collective tendering process and the increase in the portion of sales to distribution agents, which contributed to a lower profit margin.

Retail Pharmacy Segment

Our income before income tax from the retail pharmacy segment was $9.5 million for both the years ended December 31, 2012 and 2011. The profit margin decreased to 17.4%  from 17.8%. The reduction in profit margin was attributed to the increase in staff costs upon the increase in the number of experienced staff for our primary office as well as the manpower needed for running larger stores, and the increase in rental and depreciation charges in connection with the new leases entered and modifications undertaken with respect to certain stores.

Manufacturing Segment

Our income before income tax from manufacturing pharmacy segment operations decreased by $0.9 million, or 12.9%, from $7.0 million for the year ended December 31, 2011 to $6.1 million for the year ended December 31, 2012. The profit margin decreased to 43.1% from 51.8%, which was attributed to the reduction in gross profit margin upon the increase in the share of lower profit margin products in our product mix.

Net Income

As a result of the above factors, we had net income of $21.1 million for the year ended December 31, 2012 as compared to $31.2 million for the year ended December 31, 2011, representing a decrease of $10.1 million, or 32.4%.  For the year ended December 31, 2012, our net income was impacted by a non-cash gain of $0.2 million as a result of change of fair value of warrant liabilities and a non-cash expense of share-based compensation of $0.6 million.  Excluding this $0.4 million net of non-cash expense, our net income for the year ended December 31, 2012 would have been $21.5 million, representing a decrease of 32.2% from the same period in 2011.

Earnings per Share

For the year ended December 31, 2012, our basic earnings per share was $0.42, representing a decrease of 41.7%, compared to the same period in 2011. For the year ended December 31, 2011, our basic earnings per share was $0.72.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund operations, acquisitions, and expansion. In addition to cash on hand, our primary sources of funds for liquidity during 2012 consisted of cash generated from operations and proceeds received from bank loans. As of December 31, 2012, $15.9 million of our bank indebtedness was due within one year and $0.2 million was due beyond one year.  During the year ended December 31, 2012, we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted Cash and Cash equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of December 31, 2012 and  2011, our restricted cash was approximately $8.9 million and $1.1 million respectively.  As of December 31, 2012 and 2011, we had cash of $21.6 million and $31.5 million, respectively, excluding restricted cash.

We believe that our existing sources of liquidity, along with cash expected to be generated from our operating services will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements (other than acquisitions) for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2012	2011
	’000	‘000
Net cash used in operating activities	$(9,587)	$(5,128)
Net cash used in investing activities	(6,366)	(7,444)
Net cash provided by financing activities	5,931	22,157
Foreign currency translation	151	1,738
Net (decrease) increase in cash and equivalents	(9,871)	11,323
Cash and cash equivalents, beginning of year	31,480	20,157
Cash and cash equivalents, end of year	$21,609	$31,480

Operating Activities

We derive our cash flow primarily from the sale of our products and services in our three segments.  Our cash used in operating activities is primarily from the purchase of raw materials and products, distribution and selling expenses and general administrative expenses and taxes.  Cash flows from our operations can be significantly affected by factors such as the timing of collection of accounts receivable and the payment of accounts payable to suppliers.

Cash from operating activities is primarily affected by our pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments.

Cash used in operating activities was $9.6 million for the year ended December 31, 2012 compared to $5.1 million provided for 2011, representing an increase of $4.5 million, or 88.2%. Operating cash flows for 2012 reflected primarily net cash receipts derived from business operations. The reduction in net cash used in operating activities was primarily attributable to the increase in size of accounts receivable from 2011 to 2012. The accounts receivable collection period increased from 113 days to 171 days; however, this slowdown has no impact on our need to continue our existing pattern of payment of our accounts payable, which we maintain according to historic patterns in order to secure the constant supply of the drugs and favorable pricing from our vendors. The effect of this is, to some extent, offset by the contribution of the cash inflow from our retail segment.

For our pharmacy distribution segment, accounts receivable turnover days for the year ended December 31, 2012 were 227 days compared to 144 days in 2011. The increase in turnover days was attributable to several factors. First, as our primary sales were derived from hospitals, we are comfortable when extending and granting longer credit periods to those customers. Thus, hospitals and most of the community service centers, which are owned by the PRC government, have comparatively longer payment cycles.  Further, as hospitals are now prohibited to charge the patients a mark-up for the use of drugs, the hospitals experienced tightening cash flows and, as a result, they delayed payments to us.  However, because in the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government, we believe that it is highly unlikely that a liquidation of one of our hospital and community health care center customers will occur, and the recovery of accounts receivable from them is highly assured. Further, as the sales derived from other retail drug stores dropped rapidly, by 73.4% from 2011, these customers tend to repay slower when they request fewer orders from us. As a result, we made a larger provision for doubtful debts in connection with such inactive customers.

For our retail segment, accounts receivable turnover days for the year ended December 31, 2012 were 4 days as compared to 3 days in 2011 and there were no material changes.  We generally receive cash from the customer at the retail store except for our medi-care qualified stores. The accounts receivable comprised only the medi-card reimbursement under the national program.

For our manufacturing segment, the accounts receivable turnover days were 129 days in 2012 compared to 111 days in 2011.  The increase was attributed to the extension of a longer credit period to particular new customers.

Investing Activities

Our cash flow from investing activities primarily consists of purchases of property, plant and equipment involving mainly the openings of new retail locations and increase in long-term deposits. Cash used in investing activities was $6.4 million for 2012, compared to $7.4 million in 2011, representing a decrease of $1.0 million. The reduction was primarily due to the reduction in payment of long-term deposits by $2.8 million as no significant new distribution agreements were signed with government-owned hospitals in 2012.  The decrease was offset by the increase in additions to property, plant and equipment by $1.7 million, mainly incurred for the renovation of retail store premises for the provision of Chinese medical consultation services and foot and body massage services.

Financing Activities

Our cash from financing activities is derived primarily from bank loan activities.  In addition, in the past, we have undertaken capital raising activities such as private placements of our stock. Cash provided by financing activities was $5.9 million for 2012, compared to $22.2 million provided by financing activities for 2011, a decrease of cash from financing activities by $16.3 million. The substantial decrease was primarily due to the fact that in 2011, we had proceeds from the placement of preferred stock of $29.5 million.  In addition, we paid preferred stock dividends of $1.5 million for the year ended December 31, 2012. The decrease was further contributed by the increase of restricted cash by $8.0 million. The reduction was partially offset by the increase in bills payable of $9.0 million, the increase in net proceeds from bank loans of $8.7 million and a reduction in net repayment to related companies of $5.0 million.

Working Capital

Our working capital as of December 31, 2012 was $126.0 million.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations. Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of payment when compared with other customers and the increase in the proportion of our sales to hospitals have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of December 31,
	2012	2011
	‘000	‘000
Hospitals	$107,091	$73,984
Other drug stores	7,173	19,971
Clinics and health care centre	3,344	11,634
Distributors and others	23,463	7,245
Total	$141,071	$112,834

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

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of December 31, 2012 were $15.9 million while long term bank borrowings outstanding as of December 31, 2012 were $0.2 million. The loans are from various financial institutions and represent the maximum amount of each facility except for a bills payable facility. The short term loans bore an average interest rate of 7.15% per annum, which was adjusted currently or quarterly, or annually in accordance with the loan rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have seven-year terms and are repayable by monthly installments within the three years before maturity. The loans bear an interest rate from 9.165% which are adjusted on an annual basis in accordance with the loan rate of the People’s Bank of China.

These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights, property, plant and equipment of the Company and properties from related-parties.

In addition to bank borrowings mentioned above, we have bills payable facilities granted in the amount of $38.3 million as of December 31, 2012, of which $1.4 million was utilized.  The facilities are secured by land use rights, buildings owned by the company and a related company together with accounts receivable, and restricted cash of the company.

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 350, “Intangibles - Goodwill and Others” (“FASB ASC 350”). We conduct impairment tests on an annual basis and, in addition, if we notice any indication of impairment, we conduct such test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We conducted an impairment test as of December 31, 2012 and recorded an impairment loss of $48,062.

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

Allowances for Doubtful Accounts

We establish the general provisioning policy to make allowance equivalent to 40% of gross amount of accounts receivable due between half and one year and 100% of gross amount of accounts receivable due over 1 year except government-owned hospitals and community service centers.  Additional specific provision is made against accounts receivable whenever they are considered to be doubtful. We make judgments about the customer’s ability to pay its outstanding invoices on a timely basis and whether its financial position might deteriorate significantly in the future affecting its capability for payment.

Allowances for Inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts of demand by our customers, sales contracts and orders in hand. As of December 31, 2012, 0.6% of our inventory will expire within 1 to 6 months, 4.0% will expire within 7 to 9 months’ time, 5.3% will expire within 10 to 12 months’ time, and 90.1% of inventory will expire in over 1 year. We estimate the extent of provision to be made should the inventory fall within 6 months before the expiration upon assessing the capability of the sales campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that the drugs are still marketable and estimate the provision upon the future demand and the current inventory level.

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

We provide foot and body massage services.  Revenue is recognized when payment is tendered at the point of sale. Proceeds from the sale of gift coupons are recorded as deferred revenue and recognized as income when redeemed by the holder. Gift coupons that have not been redeemed over the expired times are recognized as income following the date of expiration.

Manufacturing Segment

The revenue recognition criteria used with our manufacturing pharmacy segment are the same as under our pharmaceutical distribution segment except that the only customers are distributors.

During the fiscal year ended December 31, 2012, $2,127,837 worth of goods was returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discounts or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except when the goods are damaged during the delivery process. As the return of goods is not allowed, we assess and estimate only the return arising from damage during the delivery process and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, or the introduction of new products as these factors are not relevant to us for the estimate of return.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 1, 2012, the Glendale, California office of PKF, Certified Public Accountants, A Professional Corporation (“PKF”), our independent registered public accounting firm, moved their practice to another independent registered accounting firm, Hutchinson and Bloodgood, LLP (“Hutchinson and Bloodgood”), also located in Glendale, California.  As with PKF, Hutchinson and Bloodgood is a member firm of the PKF International Limited network of legally independent firms.  As a result of the move, on December 14, 2012, the Company’s Audit Committee approved the termination of PKF and the engagement of Hutchinson and Bloodgood as the Company’s independent registered public accounting firm.

Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended:

(a)	(i)	PKF was terminated as our independent registered public accounting firm effective on December 14, 2012.

(ii)
For the our most recent fiscal years, PKF’s reports on the financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

	(iii)	The termination of PKF and engagement of Hutchinson and Bloodgood was approved by our Audit Committee.

(iv)
We and PKF did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for our two most recent fiscal years, and subsequent interim period through the date of dismissal, which disagreements, if not resolved to the satisfaction of PKF, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

	(v)	During two most recent our fiscal years, and subsequent interim period through the date of dismissal, we did not experience any reportable events.

(vi)
The reports of PKF on our financial statements did not contain an adverse opinion or a disclaimer of an opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(b)	(i)	On December 14, 2012, we engaged Hutchinson and Bloodgood to serve as our independent registered public accounting firm.

(ii)
Prior to engaging Hutchinson and Bloodgood, we had not consulted Hutchinson and Bloodgood regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with Hutchinson and Bloodgood regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

	(iii)	We did not have any disagreements with Hutchinson and Bloodgood and therefore did not discuss any past disagreements with Hutchinson and Bloodgood.

(c)		PKF furnished us with a letter addressed to the SEC stating that it agrees with the statements made by us regarding PKF.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on an evaluation of our disclosure controls and procedures as of December 31, 2012 covered by this report (and the financial statements contained in the report), and after taking into account the changes in our internal controls over financial reporting, as discussed below, our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures are effective.

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

In connection with the filing and preparation of this annual report, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment using those criteria, management originally concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting.  As of June 30, 2012, we identified certain matters that constituted material weaknesses in our internal control over financial reporting. Specifically, we lacked certain procedures and policies to ensure proper and efficient financial reporting and we lacked sufficient accounting personnel with the appropriate level of knowledge, experience and training in US GAAP and SEC reporting requirements. We have taken, and are taking, certain actions to remediate this material weakness related to our lack of US GAAP experience. During the fiscal quarter ended June 30, 2012, we initiated on-the-job training in US GAAP and related matters for our staff and we also adopted and implemented internal policies regarding capitalization, depreciation, and monthly closing of the financial books to address weaknesses relating to those matters.  Additionally, during the fiscal quarter ended September 30, 2012, we continued to provide our internal staff with appropriate training with respect to US GAAP by ensuring that they execute the account procedures that we implemented to address the material weaknesses, with a focus on complying with the requirements of Section 404 of the Sarbanes-Oxley Act, US GAAP and the relevant securities laws. Additionally, we have engaged an outside consulting professional firm to assist in the review of our financial statements for this Annual Report. We believe that, as a result of these steps, our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and directors as of March 30, 2013. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the board, or his or her successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
Huitian Tang	51	Chairman & Chief Executive Officer

Xiaoyan Zhang	39	Director & Chief Financial Officer

Kam-Cheung Chin	57	Independent Director

Simon Choi	52	Independent Director

Manwai Chiu	51	Independent Director

Yunli Lou	45	Director

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

Conflicts of Interest

Ms. Lou, one of our directors, is a managing partner of Milestone Capital Management Limited, an affiliate of Milestone.  After taking into account the sale of the Series A Convertible Preferred Shares to Milestone, Ms. Zhang, one of our directors and our chief financial officer, controls approximately 45.1% of the total voting rights of our capital stock on a fully-diluted basis and Milestone owns approximately 17.2% of the voting rights of our capital stock on a fully-diluted basis, so that together these parties control a majority of the voting rights. This could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Summary Compensation Table— Fiscal Years Ended December 31, 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3) (4)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
Huitian Tang	2012	222,492	200,000	-	-	-	-	3,393	525,885
Chairman and CEO (1)	2011	216,982	70,000	-	1,337,990	-	-	6,220	1,631,192

Xiaoyan Zhang	2012	162,807	160,000	-	-	-	-	2,214	405,021
CFO and Director (2)	2011	156,641	54,000	-	1,054,758	-	-	2,619	1,268,018

(1)	Represents amounts paid to Mr. Tang as CEO of the Company and as a director of Liuzhou BCT. The amounts have been converted into US dollars by using average exchange rates for the periods.
(2)	Represents amounts paid to Ms. Zhang as CFO of the Company. Where applicable, the amounts have been converted into US dollars by using average exchange rates for the periods.
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

(4)
Represents the aggregate grant date fair value of option awards made during 2011 computed in accordance with FASB ASC Topic 718. Fair values were estimated using the binomial model. For a description of the assumptions used to determine these amounts, see Note 22 in the Notes to the Consolidated Financial Statements filed herewith for the period ended December 31, 2011.

(5)	Represents the social security contributions and the value of in kind benefits made during the periods.

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

Huitian Tang

On January 1, 2008, Liuzhou BCT entered into an employment agreement with Mr. Huitian Tang pursuant to which Mr. Tang was hired as president of Liuzhou BCT and received a salary of $27,027 per year in 2008 and 2009. That agreement expired on December 31, 2009.  From January 1, 2010 to May 18, 2010 we had an oral agreement with Mr. Tang pursuant to which we agreed to pay him 90,000 Hong Kong Dollars ($11,688) per month and a discretionary bonus based upon our 2010 financial performance  On May 18, 2010, we and Liuzhou BCT entered into a new employment agreement with  Mr. Tang to employ him as our CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay him RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and a bonus based upon our 2010 financial performance and for 2011, upon our 2011 financial performance.  The agreement provides that if we achieve an after-tax net income of at least $26 million for the 2010 fiscal year, Mr. Tang’s options which may be exercised for 590,000 shares of our common stock will vest and become exercisable, as discussed more specifically below under the heading “Stock Option Agreements.”  Because the Company met the $26 million after-tax net income standard, the options vested and became exercisable in March of 2011.  This agreement was further extended, effective January 1, 2012, through January 1, 2014 with an increase in salary to 130,000 Hong Kong Dollars ($16,757) per month.  We believe Mr. Tang deserved this latest increase in salary because of the Company’s continued growth over the past several years under Mr. Tang’s leadership and to provide Mr. Tang with a more competitive base salary that is in line with his role and responsibilities at the Company.  The Company may, in its discretion, pay a bonus to Mr. Tang, the details of which will be set forth by the Company.

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

Xiaoyan Zhang

Beginning on January 1, 2010, we had an oral agreement with Xiaoyan Zhang to employ her as our CFO, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and a discretionary bonus based upon our 2010 financial performance.  On May 18, 2010, we and Forever Well entered into a new employment agreement with  Ms. Zhang to employ her as our CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and a bonus based upon our 2010 financial performance and for 2011, upon our 2011 financial performance.  The agreement provides that if we achieve an after-tax net income of at least $26 million for the 2010 fiscal year, Ms. Zhang shall receive vested options which may be exercised for 490,000 shares of our common stock, as discussed more specifically below under the heading “Stock Option Agreements.”  Because the Company met the $26 million after-tax net income standard, the options vested and became exercisable in March of 2011.  This agreement was further extended, effective January 1, 2012, through January 1, 2014 with an increase in salary to 104,000 Hong Kong Dollars ($13,406) per month.  As with Mr. Tang’s salary increase, we believe Ms. Zhang deserved this latest increase in salary because of the Company’s continued growth over the past several years and to provide Ms. Zhang with a more competitive base salary that is in line with his role and responsibilities at the Company.  The Company may, in its discretion, pay a bonus to Ms. Zhang, the details of which will be set forth by the Company.

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

Outstanding Equity Awards— Fiscal Year Ended December 31, 2012

The following table sets forth information concerning unexercised options; units of stock that have not vested equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2012.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested($)
Huitian Tang	590,000	(1)	–		–		4.00	6/27/2020	–	–	–	–
	762,500	(2)	–		–		2.00	12/16/2021	–	–	–	–
	–		–		1,245,000	(3)	2.00	12/16/2021	–	–	–	–

Xiaoyan Zhang	490,000	(1)	–		–		4.00	6/27/2020	–	–	–	–
	381,250	(2)	381,250	(2)	–		2.00	12/16/2021	–	–	–	–
	–		–		830,000	(3)	2.00	12/16/2021	–	–	–	–

(1)
The options granted to each of Mr. Tang and Ms. Zhang in 2010 vested and became fully exercisable as a result of the Company achieving after-tax net income of at least $26 million for the 2010 fiscal year.

(2)
On December 16, 2011, the Company granted Mr. Tang and Ms. Zhang 762,500 options each, which options have an exercise price of $2 per share, 50% of which vested and became immediately exercisable and 50% of which vested on December 31, 2012.

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

Independent Director Agreements

In connection with the appointments of Messrs. Chin, Choi and Chiu to our board of directors, we entered into one year agreements with each of them.  Pursuant to these agreements, each of Messrs. Chin, Choi and Chiu will receive a fee of One Hundred Twenty Thousand Hong Kong Dollars (HK$120,000) (US$ 15,484) for the term of the agreement, payable in cash in equal monthly installments. We will also reimburse each independent director for expenses related to his attending meetings of the board, meetings of committees of the board, executive sessions and stockholder meetings.

Director Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our non-employee directors for 2012.

Name	Fees earned or paid in cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($) (2)	Total ($)
Simon Choi	15,484	-	-	-	-	-	1,300	16,784
Manwai Chiu	15,484	-	-	-	-	-	1,300	16,784
Kam-Cheung Chin	15,484	-	-	-	-	-	1,300	16,784

(1) Where applicable, the amounts have been converted into US dollars by using average exchange rates for the periods.
(2) Includes amounts paid as non-equity incentive compensation awards.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock effective March 26, 2013 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, and named executive officer, and (iii) all of our directors and executive officers as a group. As of March 26, 2013, we had 38,154,340 shares of common stock issued and outstanding.

	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Name and Address of Beneficial Owner	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Xiaoyan Zhang (2)	23,732,500	-	60.22%	-

Huitian Tang (2)	3,593,693	-	9.10%	-

Kam-Cheung Chin	-	-	-	-

Manwai Chiu	10,000	-	-	-

Simon Choi	10,000	-	-	-

Yunli Lou (3)	-	-	-	-

Yujing Tan (2)	2,816,889	-	7.38%	-

Jinghua Li (2)	3,474,237	-	9.11%	-

Milestone Longcheng Limited (4)	9,375,000	9,375,000	19.73%	100%

All directors and executive officers as a group (5 persons)	27,346,193	-	67.06%	-

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o Guangxi Liuzhou Baicaotang Medicine Limited, No. 102 Chengzhan Road, Liuzhou City, Guangxi Province, PRC.

All share ownership figures include shares of our common stock and securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 26, 2013, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

(1)     Beneficial ownership as reported in the table has been determined in accordance with Securities and Exchange Commission (“SEC”) regulations and includes shares of our common stock that may be issued upon the exercise of stock options that are exercisable and preferred stock that is convertible into common stock within 60 days of March 26, 2013 as follows: Mr. Tang — 1,352,500 shares, Ms. Zhang  — 1,252,500 shares; Mr. Chiu — 10,000 shares, Mr. Choi — 10,000 shares and all directors and executive officers as a group — 2,625,000 shares; and Milestone — 9,375,000 shares of preferred stock convertible into 9,375,000 shares of common stock. Pursuant to SEC regulations, all shares not currently outstanding that are subject to options exercisable within 60 days are deemed to be outstanding for the purpose of computing “Percent of Class” held by the holder thereof but are not deemed to be outstanding for the purpose of computing the “Percent of Class” held by any other stockholder.

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

On January 25, 2010, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $998,000 (RMB 6,800,000), pursuant to which Property Management pledged part of their premises to the bank as security interest for the loan. Approximately $880,000 (RMB 6,000,000) has been repaid in 2010 and the remaining balance was paid off in 2011.

On September 15, 2010, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $1,211,200 (RMB 8,000,000), pursuant to which Property Management pledged part of their premises to the bank as security interest for the loan. The loan was repaid on September 14, 2011.

On September 7, 2011, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $1,256,800 (RMB 8,000,000), pursuant to which Property Management pledged part of their premises to the bank as security interest for the loan. The loan was repaid on September 20, 2012.

On December 29, 2008, Liuzhou BCT entered into a loan agreement with Rural Credit Cooperatives in the amount of approximately $514,706 (RMB 3,500,000), pursuant to which Property Management pledged part of its premises to the bank as security interest for the loan. The loan was repaid on December 28, 2011.

On April 30, 2010, Liuzhou BCT entered into a loan agreement with Bank of Communications in the amount of approximately $2,640,600 (RMB 18,000,000), pursuant to which Property Management pledged part of its premises to the bank as security interest for the loan. The loan was repaid on April 25, 2011.

On September 7, 2011, Liuzhou BCT entered into a loan agreement with Bank of Communications in the amount of approximately $2,827,800 (RMB 18,000,000), pursuant to which Property Management pledged part of its premises to the bank as security interest for the loan. The loan was repaid on September 8, 2012.

On April 5, 2012, Liuzhou BCT entered into a loan agreement with Agricultural Bank of China Liuzhou Branch in the amount of approximately $2,375,000 (RMB 15,000,000), pursuant to which Property Management pledged part of its premises to the bank as security interest for the loan.

On July 25, 2012, Liuzhou BCT entered into a loan agreement with Zhongguoxinhe Bank in the amount of approximately $1,900,000 (RMB 12,000,000), pursuant to which Property Management pledged part of its premises to the bank as security interest for the loan.

On September 14, 2012, Liuzhou BCT entered into a loan agreement with Bank of Communications in the amount of approximately $2,849,900 (RMB 18,000,000), pursuant to which Property Management pledged part of its premises to the bank as security interest for the loan.

On October 9, 2012, Liuzhou BCT entered into a loan agreement with China Minsheng Banking in the amount of approximately $4,749,900 (RMB 30,000,000), pursuant to which Guigang Fenghuan Commerce and Trading Service Co. Ltd pledged part of its premises to the bank as security interest for the loan.

BCT Retail

On June 18, 2009, BCT Retail entered into a loan agreement with Rural Credit Cooperatives in the amount of approximately $1,613,700 (RMB 11,000,000), pursuant to which Property Management pledged part of their premises to the bank as security interest for the loan. The loan was repaid on July 16, 2012.

In addition, we also entered into the following sales transactions at market prices with related parties pursuant to a standard form of purchase agreement and we have continued to enter into such transactions:

	Year ended	Year ended
	December 31,	December 31,
Sales of goods to related parties	2012 (5)	2011
Liucheng Medicine Limited (1)	$-	$48,483
Guangxi Tianhu Medicine Limited (2)	-	642,535
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch (3)	-	1,065,208
Wuxuan Baicaotang Medicine Limited (4)	-	4,836
	$-	$1,761,062

(1)
As of December 31, 2010, the directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei, and Bangfu Wang owned an aggregate 34.3% interest in the registered share capital of Liucheng Medicine Limited. On June 16, 2011, the directors sold all of their equity interest in Liucheng Medicine Limited to Haifeng Zhu, Liuzhou BCT’s employee.  As of December 31, 2012, the above directors held no equity interest in Liucheng Medicine Limited.

(2)
As of December 31, 2010, the directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei, and Bangfu Wang owned an aggregate 46.3% interest in the registered share capital of Guangxi Tianhu Medicine Limited. On June 28, 2011, the directors sold all of their equity interest in Guangxi Tianhu Medicine Limited to Haifeng Zhu, Liuzhou BCT’s employee.  As of December 31, 2012, the above directors held no equity interest in Guangxi Tianhu Medicine Limited.

(3)
As of December 31, 2010, the directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei, and Bangfu Wang owned an aggregate 67.2% interest in the registered share capital of Guangxi Baicaotang Medicine Limited, Guangxi Branch. During the second quarter of 2011, the Company acquired Guangxi Baicaotang Medicine Limited, Guangxi Branch. As of December 31, 2012, the above directors held no equity interest in Guangxi Baicaotang Medicine Limited, Guangxi Branch.

(4)
As of December 31, 2010, the directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei, and Bangfu Wang owned an aggregate 34.3% interest in the registered share capital of Wuxuan Baicaotang Medicine Limited. In 2011, the directors sold all of their equity interest in Wuxuan Baicaotang Medicine Limited to Haifeng Zhu, Liuzhou BCT’s employee.  As of December 31, 2012, the above directors held no equity interest in Wuxuan Baicaotang Medicine Limited.

(5)	No sales transactions are reported for the year ended December 31, 2012 as each of the above entities ceased being a related party during the year ended December 31, 2011.

The amount due from related companies as of December, 31 2012 and 2011 was as follows. Amounts due from related parties represent loans from us to related parties together with amounts representing our accounts receivable from related parties.  Such loan amounts are non-interest bearing and have no due date as is often the custom in China.

	Year ended December 31,			Year ended December 31,
	2012			2011
Names of related parties	Accounts receivable	Loan receivable	Total	Accounts receivable	Loan receivable	Total	Remark
Property Management	-	264,939	264,939	-	255,169	255,169	(2)
Total	$-	$264,939	$264,939	$-	$255,169	$255,169

(2)	The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei and Bangfu Wang own an aggregate 67.2% interest in the registered share capital of Property Management.

The amounts due to related companies represent loans from related companies at December 31, 2012 and 2011 was as follows.  The amounts are interest free and no interest was paid during the relevant reporting period.

	Year ended December 31,					Year ended December 31,
	2012					2011
Names of related parties	Repayment of principal		Maximum balance		Outstanding	Repayment of principal	Maximum balance	Outstanding	Remark
Liucheng Medicine Limited	$		$		$-	$108,820	$109,820	$-	(1)
Property Management		-		375,460	375,460	-	37,604	37,604	(2)
	$			$375,460	$375,460	$108,820	$147,424	$37,604

(1)
As of December 31, 2010, the directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei, and Bangfu Wang owned an aggregate 34.3% interest in the registered share capital of Liucheng Medicine Limited. On June 16, 2011, the directors sold all of their equity interest in Liucheng Medicine Limited to Haifeng Zhu, Liuzhou BCT’s employee.  As of December 31, 2012, the above directors held no equity interest in Liucheng Medicine Limited.

(2)	The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei and Bangfu Wang own an aggregate 67.2% interest in the registered share capital of Property Management.

Transactions with Property Management

We do not have a 100% direct ownership interest in BCT Retail due to the restriction of foreign investment in pharmacy chains with 30 or more drugstores.  We have entered into contractual arrangements with Property Management pursuant to which the shareholders of Property Management pledged to us their equity interests in BCT Retail and provide us with the ability to effectively control BCT Retail.  The directors of Liuzhou BCT, Huitian Tang, Jinghua Li, Youru Jiang, Chunlin Liu, Wende Wei and Bangfu Wang own an aggregate 67.2% interest in the registered share capital of Property Management.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm for the audit of our annual financial statements for our fiscal year ended December 31, 2012 was Hutchinson and Bloodgood and our independent registered public accounting firm for the audit of our annual financial statements for our fiscal year ended December 31, 2011 was PKF.  We engaged Hutchinson and Bloodgood effective as of December 14, 2012.  The following table shows the fees paid or accrued by us to each of Hutchinson and Bloodgood and PKF for 2012 and 2011.

Effective December 1, 2012, the Glendale, California office of PKF, Certified Public Accountants, A Professional Corporation (“PKF”), our independent registered public accounting firm, moved their practice to another independent registered accounting firm, Hutchinson and Bloodgood, LLP (“Hutchinson and Bloodgood”), also located in Glendale, California.  As with PKF, Hutchinson and Bloodgood is a member firm of the PKF International Limited network of legally independent firms.  As a result of the move, on December 14, 2012, the Company’s Audit Committee approved the termination of PKF and the engagement of Hutchinson and Bloodgood as the Company’s independent registered public accounting firm.

	2012		2011
	Hutchinson and Bloodgood	PKF	PKF
Audit fees	$135,000	$45,000	$180,000
Audit-related fees	-	8,890	0
Tax fees	-	-	0
All other fees	-	-	15,999

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

(b)        Exhibits.

2.1	Share Exchange Agreement dated December 23, 2009 (1)

3.1	First Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (3)

4.1	Form of Warrant (1)

4.2	Form of Co-Placement Agent Warrant (4)

4.3	Certificate of Designation of Series A Convertible Preferred Shares (2)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (5)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (5)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (5)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Rural Credit Cooperatives (5)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Agricultural Bank of China (5)

10.12	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated February 13, 2006 (5)

10.13	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated March 27, 2006 (5)

10.14	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated April 6, 2006 (5)

10.15	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated May 18, 2006 (5)

10.16	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated December 6, 2006 (5)

10.17	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated December 29, 2008 (5)

10.18	Loan Agreement dated February 8, 2007 by and between Huitian Tang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.19	Confirmation Agreement dated December 31, 2008 by and among Huitian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.20	Loan Agreement dated February 12, 2007 by and between Youru Jiang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.21	Confirmation Agreement dated December 31, 2008 by and among Youru Jiang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.22	Lock-Up Agreement, dated December 23, 2009 (5)

10.23	Employment Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd., China BCT Pharmacy Group, Inc. and Huitian Tang (6)

10.24	Employment Agreement dated May 18, 2010 by and between Forever Well Asia Pacific Limited, China BCT Pharmacy Group, Inc. and Xiaoyan Zhang (6)

10.25	Earn-in Agreement dated December 30, 2009 (7)

10.26	Shares Pledge Agreement dated May 3, 2008 (7)

10.27	Shares Pledge Agreement dated March 31, 2009 (7)

10.28	Termination Agreement dated March 2, 2010 (7)

10.29	Share Transfer Agreement by and between Wenheng He and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.30	Share Transfer Agreement by and between Junwen Jia and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.31	Share Transfer Agreement by and between Qifeng Jiang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.32	Share Transfer Agreement by and between Youru Jiang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.33	Share Transfer Agreement by and between Jinghua Li and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.34	Share Transfer Agreement by and between Chunlin Liu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.35	Share Transfer Agreement by and between Gongchun Liu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.36	Share Transfer Agreement by and between Yuangang Meng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.37	Share Transfer Agreement by and between Yujing Tan and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.38	Share Transfer Agreement by and between Yuanjian Ye and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.39	Share Transfer Agreement by and between Bangfu Wang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.40	Share Transfer Agreement by and between Wende Wei and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.41	Share Transfer Agreement by and between Xiaojian Yang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.42	Share Transfer Agreement by and between Qingqiu Zhang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.43	Share Transfer Agreement by and between Ming’an Zhao and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.44	Amendment No. 1 to Earn-in Agreement, by and between Xiaoyan Zhang and the Buyers named therein, dated May 19, 2010 (5)

10.45	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.46	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd, dated May 19, 2010 (5)

10.47	Proxy Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd., dated May 19, 2010 (5)

10.48	Form of sales agreement with related parties (7)

10.49	Independent Director Agreement of Simon Choi (8)

10.50	Independent Director Agreement of Manwai Chiu (8)

10.51	Independent Director Agreement of Kam-Cheung Chin (13)

10.52	2010 Omnibus Securities and Incentive Plan (9)

10.53	Stock Option Agreement between the Registrant and Huitian Tang made as of June 27, 2010 (9)

10.54	Stock Option Agreement between the Registrant and Xiaoyan Zhang made as of June 27, 2010 (9)

10.55	Stock Option Agreement between the Registrant and Eng Leong Lee made as of July 16, 2010 (7)

10.56	Stock Option Agreement between the Registrant and Simon Choi made as of July 16, 2010 (7)

10.57	Stock Option Agreement between the Registrant and Manwai Chiu made as of July 16, 2010 (7)

10.58	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Huitian Tang (7)

10.59	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Xiaoyan Zhang (7)

10.60	Asset Transfer Agreement dated February 28, 2010 by and between Liuzhou Wubaitang Medicine Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.61	Asset Transfer Agreement dated March 29, 2010 by and between Zhaoping County Laobaixin Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.62	Asset Transfer Agreement dated April 25, 2010 by and between Lai Bing Peng Fei Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.63	Form of Retail Chain Leasing Contract (7)

10.64	Entrust Shareholding Agreement Between Liuzhou BCT Shareholders and Ms. Xiaoyan Zhang on Ingenious Dated July 21, 2008 (11)

10.65	Series A Convertible Preferred Shares Purchase Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.66	Registration Rights Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.67	Shareholders Agreement, by and among the Company, Milestone Longcheng Limited, certain shareholders of the Company and Mr. Huitian Tang as representative for the shareholders (10)

10.68	Form of Stock Option Agreement – Not Granted Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

10.69	Form of Stock Option Agreement Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

14	Code of Ethics and Business Conduct (8)

21	List of Subsidiaries*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on March 3, 2011.
(3)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on March 3, 2010.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed on May 27, 2010.
(6)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2010.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed July 29, 2010.
(8)	Incorporated by reference to the Company’s Form 8-K filed on June 9, 2010.
(9)	Incorporated by reference to the Company’s Form 8-K filed on June 29, 2010.
(10)	Incorporated by reference to the Company’s Form 8-K filed on January 18, 2011.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 20, 2010
(12)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2011.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

* Filed herewith.

** Furnished herewith.

China BCT Pharmacy Group, Inc.
Consolidated Financial Statements

Index to Consolidated Financial Statements

Pages

Report of Independent Registered Public Accounting Firm for the year ended December 31, 2012	F-1

Report of Independent Registered Public Accounting Firm for the Year Ended December 31, 2011	F-2

Consolidated Statements of Income and Comprehensive Income	F-3

Consolidated Balance Sheets	F-4 - F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Consolidated Statements of Stockholders’ Equity	F-8

Notes to Consolidated Financial Statements	F-9 - F-31

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
China BCT Pharmacy Group, Inc.

We have audited the accompanying consolidated balance sheet of China BCT Pharmacy Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hutchinson and Bloodgood LLP

Glendale, California
April 15, 2013

PKF Certified Public Accountants A Professional Corporation
Accountants & business advisers

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
China BCT Pharmacy Group, Inc.

We have audited the accompanying consolidated balance sheet of China BCT Pharmacy Group, Inc. and its subsidiaries. (the "Company") as of December 31, 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PKF
Certified Public Accountants
A Professional Corporation

San Diego, California
March 30, 2012

Telephone: (619) 238.1040 / Fax: (619) 237.5177
Email: info@pkfsandiego.com / Website: www.pkfcalifornia.com
PKF / 2020 Camino del Rio North / Suite 500 / San Diego / California 92108 / US

PKF Is a member of PKF International Limited, an association of legally independent member firms.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2012	2011

Net sales	$241,869,347	$257,487,138
Cost of sales	193,184,892	195,670,634
Gross profit	48,684,455	61,816,504

Operating expenses
Administrative expenses	11,706,487	12,406,676
Selling expenses	7,589,379	7,210,359
Total operating expenses	19,295,866	19,617,035

Income from operations	29,388,589	42,199,469

Non-operating income (expense)
Interest income	29,856	60,479
Other income	235,689	159,062
Change in fair value of warrant liabilities	190,991	1,082,202
Other expenses	(273,472)	(502,729)
Finance costs	(1,153,742)	(892,172)
Exchange income	118,414	120,519
Total non-operating income (expense)	(852,264)	27,361

Income before income taxes	28,536,325	42,226,830
Income taxes	(7,485,398)	(11,036,300)
Net income	21,050,927	31,190,530
Other comprehensive income
Foreign currency translation adjustments	1,118,386	4,481,290

Total comprehensive income	$22,169,313	$35,671,820

Earnings per share: basic and diluted	$0.42	$0.72

Weighted average number of shares
outstanding: basic	38,154,340	38,154,430
Weighted average number of shares
outstanding: diluted	38,154,340	38,156,873
Reconciliation of net income to income applicable to common stock:
Net income	$21,050,927	$31,190,530
Less: dividends and accretion on preferred stock	5,061,794	3,890,037
Income applicable to common stock	$15,989,133	$27,300,493

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Balance Sheets
(Stated in US Dollars)

	Year ended December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$21,608,989	$31,479,528
Restricted cash	8,981,747	1,052,096
Accounts receivable, net	146,186,381	118,406,001
Bills receivable	74,246	33,052
Amounts due from related companies	264,939	255,169
Other receivables, prepayments and deposits	7,751,059	5,750,056
Inventories	13,602,065	14,183,052
Deferred income taxes	1,055,490	927,860
Total current assets	199,524,916	172,086,814

Property, plant and equipment, net	22,513,944	18,097,062
Land use rights, net	13,351,239	13,584,135
Long-term deposits	7,726,504	7,070,400
Goodwill	495,566	540,157
Other intangible assets, net	417,482	504,948
Deferred income taxes	911,245	667,509
Other investment	31,666	31,424

Total assets	$244,972,562	$212,582,449

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	As of December 31,
	2012	2011
Liabilities and stockholders’ equity

Liabilities
Current liabilities
Accounts payable	$39,723,026	$42,290,191
Bills payable	10,421,288	2,104,192
Other payables and accrued expenses	5,802,561	5,490,237
Amounts due to directors	129,700	168,246
Amounts due to related companies	375,460	37,604
Income taxes payable	834,554	2,726,869
Secured bank loans, current portion	15,953,308	9,036,060
Other loans	178,438	200,956
Retirement benefit costs	65,502	46,854
Total current liabilities	73,483,837	62,101,209

Secured bank loans	113,420	206,767
Warrant liabilities	-	190,991
Retirement benefit costs	162,420	177,368

Total liabilities	73,759,677	62,676,335

Commitments and contingencies

Convertible redeemable preferred stock
Series A convertible redeemable preferred stock: $0.001 par value; 20,000,000 shares authorized; 9,375,000 share issued and outstanding	36,947,697	33,385,903

Stockholders’ equity
Common stock: $0.001 par value; 150,000,000 shares authorized; 38,154,340 shares issued and outstanding	38,154	38,154
Additional paid-in capital	18,911,224	18,273,766
Statutory and other reserves	8,048,691	6,851,002
Accumulated other comprehensive income	10,027,541	8,909,155
Retained earnings	97,239,578	82,448,134

Total stockholders’ equity	134,265,188	116,520,211

Total liabilities and stockholders’ equity	$244,972,562	$212,582,449

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2012	2011

Cash flows from operating activities :
Net income	$21,050,927	$31,190,530
Adjustments to reconcile net income to net cash used in operating activities :
Depreciation and amortization	1,821,644	1,442,311
Deferred income taxes	(360,707)	(726,806)
Loss on sale of property, plant and equipment	83,932	176,312
Goodwill impairment	48,062	37,355
Change in fair value of warrant liabilities	(190,991)	(1,082,202)
Share-based compensation	637,458	1,640,355
Peovision for doubtful accounts	1,322,711	367,989
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(28,178,837)	(44,063,988)
Bills receivable	(40,975)	(32,552)
Other receivables, prepayments and deposits	(1,935,185)	(1,598,394)
Inventories	707,036	(2,164,927)
Accounts payable	(2,838,085)	10,128,630
Other payables and accrued expenses	241,060	(466,503)
Income taxes payable	(1,911,846)	55,544
Retirement benefit costs	1,952	(31,867)
Total adjustments	(30,637,771)	(36,318,743)
Net cash used in operating activities	(9,586,844)	(5,128,213)

Cash flows from investing activities :
Additions to property, plant and equipment	(5,762,970)	(4,071,623)
Proceeds from sale of property, plant and equipment	-	5,921
Changes in long-term deposits	(602,198)	(3,365,600)
Payments to acquire intangible assets	(449)	(18,253)
Net cash from acquisition of distribution chains	-	36,502
Other investment	-	(31,362)
Net cash used in investing activities	$(6,365,617)	$(7,444,415)

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Cash Flows (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2012	2011

Cash flows from financing activities :
Advance/ repayment with related companies, net	$327,131	$	(5,037,674)
Net proceeds from placement of preferred stock	-		29,495,866
Preferred dividends paid	(1,500,000)		-
Changes in restricted cash	(7,946,005)		330,517
Bills payable	8,325,908		(653,000)
Proceeds from bank loans	16,624,470		9,888,040
Repayments of bank loans	(9,861,214)		(11,838,221)
Repayments to directors	(39,737)		(28,689)
Net cash provided by financing activities	5,930,553		22,156,839

Effect of foreign currency translation on cash and cash equivalents	151,369		1,738,205

Net (decrease) increase in cash and cash equivalents	(9,870,539)		11,322,416

Cash and cash equivalents - beginning of year	31,479,528		20,157,112

Cash and cash equivalents - end of year	$21,608,989		$31,479,528

Supplemental disclosures for cash flow information :
Cash paid for
- Interest	$1,079,816		$799,339
- Income taxes	$9,757,951		$11,681,301

Non-cash financing and investing activities:
Dividends and accretion on preferred stock	$3,561,794		$3,890,037

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
(Formerly named China Baicaotang Medicine Limited)
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, January 1, 2011	38,154,340	$38,154	$16,633,411	$4,585,854	$4,427,865	$57,412,789	$83,098,073
Net income	-	-	-	-	-	31,190,530	31,190,530
Foreign currency translation adjustments	-	-	-	-	4,481,290	-	4,481,290
Appropriation to reserves	-	-	-	2,265,148	-	(2,265,148)	-
Share-based compensation	-	-	1,640,355	-	-	-	1,640,355
Dividends in preferred stock	-	-	-	-	-	(1,250,000)	(1,250,000)
Accretion of preferred stock to redemption	-	-	-	-	-	(2,640,037)	(2,640,037)

Balance, December 31, 2011	38,154,340	$38,154	$18,273,766	$6,851,002	$8,909,155	$82,448,134	$116,520,211
Net income	-	-	-	-	-	21,050,927	21,050,927
Foreign currency translation adjustments	-	-	-	-	1,118,386	-	1,118,386
Appropriation to reserves	-	-	-	1,197,689	-	(1,197,689)	-
Share-based compensation	-	-	637,458	-	-	-	637,458
Dividends in preferred stock	-	-	-	-	-	(1,500,000)	(1,500,000)
Accretion of preferred stock to redemption	-	-	-	-	-	(3,561,794)	(3,561,794)

Balance, December 31, 2012	38,154,340	$38,154	$18,911,224	$8,048,691	$10,027,541	$97,239,578	$134,265,188

See the accompanying notes to consolidated financial statements.

1.	Corporate information

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

(iii)
Ingenious Paragon Global Limited (“Ingenious”) was incorporated in the British Virgin Islands (the “BVI”) on May 29, 2008 as a limited liability company with authorized, issued, paid up capital of $50,000, and 50,000 common shares of $1 par value each.  Prior to the completion of RTO on December 30, 2009, the 50,000 common shares were held by Xiaoyan Zhang, Chief Financial Officer of the Company. The principal activity of Ingenious is investment holding.

(iv)
Guangxi Liuzhou Baicaotang Medicine Co., Ltd. (“Liuzhou BCT”) was established on April 3, 1986 in the PRC as a state-owned enterprise.  On June 20, 2001, Liuzhou BCT was transformed into a joint stock enterprise through management buyout by its management and employees. On December 29, 2007, Liuzhou BCT was transformed into a limited company.  Liuzhou BCT is engaged in the distribution of drugs in the PRC.  Before the acquisition by Forever Well as stated in Note 2(ii), the registered and paid up capital was RMB10,000,000 which were held as to 23.83% by Huitian Tang, 13.44% by Jinghua Li, 10.81% by Wende Wei, 6.81% by Youru Jiang, 6.81% by Chunlin Liu and 6.81% by Bangfu Wang, who are also directors of  Ingenious and Liuzhou BCT. The remaining 31.49% were held by nine stockholders, who are employees of Liuzhou BCT. The registered and paid up capital as of December 31, 2012 was RMB192,478,478.

(v)
Guangxi Liuzhou Baicaotang Medicine Retail Chain Co., Ltd. (“BCT Retail”), a wholly owned subsidiary of Liuzhou BCT, was established on October 30, 2001 with registered and paid up capital of RMB300,000.  BCT Retail is engaged in the retail sales of drugs in the PRC. The registered and paid up capital as of December 31, 2012 was RMB3,000,000.

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

(vii)
Guangxi Liuzhou Biacaotang Jian Kang Chan Ye Limited (“BCT Jian Kang”) a wholly owned subsidiary of Liuzhou BCT, was formed on September 6, 2012 with registered and paid up capital of RMB500,000. BCT Jian Kang is engaged in provision of beauty and massage services in the PRC.

2.	Reorganization The China BCT Pharmacy Group, Inc. and its subsidiaries Liuzhou BCT, Ingenious, Forever Well, and BCT Retail reorganized their group structure (the “Reorganization”) as follows:

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

(v)
On December 23, 2009, Xiaoyan Zhang entered into an Earn-In Agreement with the former stockholders of Liuzhou BCT of which the former stockholders of Liuzhou BCT are given the rights to acquire 22,480,000 common shares (Earn-In Shares) of the Company at $300,000 based on their former respective equity interest in Liuzhou BCT immediate before the acquisition by Forever Well as stated in Note 2 (ii) provided that the Company meets the profit targets, representing audited net income of $26 million for 2010 and $28 million for 2011. The former stockholders are allowed to acquire 50% and 50% of Earn-In Shares upon the profit targets having been met for 2010 and 2011, respectively.

Upon the completion of Reorganization on December 23, 2009, the Company, Forever Well, Liuzhou BCT, BCT Retail and Hefeng Pharmaceutical are under common control of Huitian Tang, Jinghua Li, Wende Wei, Youru Jiang, Chunlin Liu and Bangfu Wang, who are the directors of the Company and Liuzhou BCT.    The acquisition of Ingenious, Forever Well and Liuzhou BCT has been accounted for using combination of entities under common control.

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

Cash	$36,502
Accounts receivable	4,737,280
Inventories	751,112
Other current assets (a)	5,724,522
Property, plant and equipment	35,006
Accounts payable	(1,783,102)
Other current liabilities (b)	(9,501,320)

Net assets acquired	$-

(a) Includes amounts due from the Company of $5,397,757 that are eliminated in consolidation.
(b) Includes amounts due to the Company of $4,127,756 that are eliminated in consolidation.

4.	Summary of significant accounting policies

Basis of consolidation

The consolidated financial statements include the accounts of China BCT Pharmacy Group., Inc. and its subsidiaries: Ingenious, Forever Well, Liuzhou BCT, BCT Retail, BCT Jian Kang and Hefeng Pharmaceutical.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) is the exclusive reference of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernment entities. Rules and interpretive release of the Securities and Exchange Commission (“SEC”) under authority of federal laws are also sources of authoritative GAAP for SEC registrants. The Company’s financial statements are prepared in accordance with GAAP, which may require the use of management estimates and assumptions. Significant estimates include, but are not limited to, the valuation of accounts receivable, inventories and the estimation on useful lives of property, plant and equipment, intangible assets and goodwill impairment.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2012 and 2011, cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars placed with banks in the PRC and Hong Kong.  Those denominated in RMB are not freely convertible into foreign currencies, and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

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

The Company's general credit sales policy is to provide its customers with credit ranging from one month to six months. Within the period, the Company does not consider the receivables overdue and it does not record any bad debt provision. When sales occurs, the Company automatically grants its customers credit for one month to three months. An extended credit period of three to six months may be given upon sales managers’ approvals. Therefore, any receivables within six months do not have any provision for bad debt. Any receivable ranging from six months up to one year, are considered overdue, and will need a bad debt provision of 40%.

As of December 31, 2012, approximately 70% of the Company's accounts receivable was derived from hospitals, community service centers and clinics.  In the PRC, all hospitals and community service centers are owned or controlled by the PRC government.  The Company believes that it is highly unlikely that a liquidation of one of its hospital customers will occur, and that the recovery of debts from hospitals is highly assured. Therefore, it is within the Company's customary practice to grant a longer credit period to those accounts and no allowance for doubtful accounts was made as receivables from those accounts are reasonably assured.

Based on the above assessment, management established the general provisioning policy to make the allowance equivalent to 40% of the gross amount of accounts receivable due between six months and one year and 100% of gross amount of accounts receivable due over one year.  Additional provisions are made against accounts receivable whenever they are considered to be doubtful.

Bad debts are written off when identified.  The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on accounts receivable.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by management and no significant additional bad debts have been written off directly to the profit and loss.  This general provisioning policy has not changed since inception and management considers that the policy is reasonable. Management does not expect the policy to be changed in the near future.

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

No provision for excess or obsolete inventory was made for the years ended December 31, 2012 and 2011.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.   Cost includes the purchase price of the asset and other costs incurred to place the asset into service.

Depreciation is computed by using the straight-line method over the following estimated useful lives:

	Annual rate	Residual value

Buildings and improvements	2.54% - 9.84%	Nil - 2%
Leasehold improvements	Lesser of lease term or 5%-10%	Nil
Plant and machinery	7.00% -18.40%	Nil - 10%
Motor vehicles	6.00% -18.40%	10%
Furniture, fixtures and equipment	6.00% -18.40%	10%

Construction in progress mainly represents expenditures related to the renovations of retail stores and office expansion.  All direct costs are capitalized as construction in progress.  No depreciation is provided with respect to construction in progress.

Maintenance and repairs are expensed as incurred. Cost and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts, and any resulting gain or loss is included in non-operating income (expense).

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired. Under FASB ASC 350, goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. All other intangible assets (pharmaceutical licenses, customer contracts, trademarks, technology know-how and patents) are amortized over their estimated useful lives, which range from one to ten years.

Management assesses potential impairments of intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors. During the years ended December 31, 2012 and 2011, the Company recorded an impairment loss to goodwill of $48,062 and $37,355, respectively.

Land use rights

Land use rights are stated at cost less accumulated amortization.  Amortization is computed by using the straight-line method over the terms of the leases ranging from 40 to 70 years. The lease terms are obtained from the relevant PRC land authority.

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

Revenues from services primarily consist of provision of foot and body massage services. Revenues from provision of services are recognized when payment is tendered at the point of sale. Proceeds from the sale of gift coupon are recorded as deferred revenue and recognized as income when redeemed by the holder. Gift coupons that have not been redeemed over the expired times are recognized as income following the date of expiration.

Revenue from the sales of the Company’s product represents the invoiced value of goods, net of the value-added tax (VAT).  All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price.  This VAT may be offset by the VAT paid by the Company on materials, equipment and other purchases with VAT invoices.

 Advertising and research and development expenses

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

As of December 31, 2012, the discount rate of 7.15% (2011: 7.73%), which represented the Company’s weighted average borrowing rate of Renminbi loans in the PRC, was adopted to calculate the present value of retirement benefits cost.  An analysis of the liability for retirement benefit costs for the years ended December 31, 2012 and 2011 is as follows:

	As of December 31,
	2012	2011

Balance at beginning of year	$224,222	$247,175
Imputed interest	17,214	17,117
Payments	(15,262)	(48,984)
Translation adjustments	1,748	8,914
Balance at end of year	$227,922	$224,222

Shipping and handling costs

Shipping and handling costs of $1,063,989 and $842,878 for the years ended December 31, 2012 and 2011, respectively, are expensed as incurred and are included in selling expenses.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related companies.  As of December 31, 2012 and 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit standing.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts.

During the years ended December 31, 2012 and 2011, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s accounts receivable.

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

Fair value of financial instruments

FASB ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected.  The carrying amounts of both financial assets and liabilities approximate to their fair values due to short maturities or the applicable interest rates approximate the current market rates.

Recent accounting standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarified that the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Company does not anticipate a material impact on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which superseded and replaced the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The Company does not anticipate a material impact on the consolidated financial statements.

In February 2013, the FASB issued  ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The guidance is effective for interim and annual periods beginning December 15, 2013 and should be applied retrospectively to all prior periods presented.  The Company does not anticipate a material impact on the consolidated financial statements.

In March 2013, the FASB issued ASU-2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The guidance clarifies the parent company’s accounting for the cumulative translation adjustment when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity or of an investment in a foreign entity.  The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not anticipate a material impact on the consolidated financial statements.

5.	Income taxes

United States

The Company is subject to the United States of America tax law tax rates up to 35%. No provision for US federal income taxes has been made as the Company had no taxable income under this jurisdiction for the reporting periods.

BVI

Ingenious was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Forever Well is subject to the Hong Kong Profits tax at a rate of 16.5%.  No provision for the Hong Kong Profits tax has been made as the Company had no taxable income under this jurisdiction since its incorporation.

PRC

Corporate income tax (“CIT”) to Liuzhou BCT, BCT Retail, BCT Jian Kang and Hefeng Pharmaceutical is charged at a rate of 25%.

The components of the provision (benefit) for income taxes are:

	Year ended December 31,
	2012	2011

Current taxes - PRC	$7,846,105	$11,763,106
Deferred taxes - PRC	(360,707)	(726,806)

	$7,485,398	$11,036,300

The effective income tax expense differs from the PRC statutory income tax rate of 25% for the years ended December 31, 2012 and 2011 as follows:

	Year ended December 31,
	2012	2011

Provision for income taxes at PRC statutory income tax rate	$7,134,081	$10,556,708
Non-deductible items for tax	698,715	1,141,006
Non-assessable items for tax	(155,250)	(301,725)
Under provision in prior year	62,200	26,915
Effect on change in tax rate	-	(165,314)
Others	(254,348)	(221,290)

	$7,485,398	$11,036,300

FASB ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluated the Company’s overall tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2012.

Deferred tax assets/ (liabilities) as of December 31, 2012 and 2011 are composed of the followings:

	As of December 31,
	2012	2011
The PRC
Current deferred tax assets :
Provisions and accruals	$580,021	$742,295
Allowance for doubtful accounts	475,469	185,565
	$1,055,490	$927,860

Non current deferred tax assets (liabilities):
Depreciation of property, plant and equipment	$84,992	$(147,077)
Amortization of land use rights	551,603	538,500
Amortization of intangible assets	274,650	276,086
	$911,245	$667,509

6.	Earnings per share

Basic earnings per share has been computed using the weighted average number of common shares outstanding. Potential dilutive shares are included in the diluted computation of earnings per share when the average market price of the Company’s common stock exceeds the weighted average exercise price of dilutive securities such as options, warrants, and/or preferred shares.

For the year ended December 31, 2011, dilutive options to purchase 3,660,000 common shares were included in the diluted earnings per share calculation. Potentially dilutive options, warrants and preferred shares of 1,125,000, 2,111,235 and 9,375,000, respectively, were excluded from the diluted earnings per share calculation as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, warrants and preferred shares, and to have included them would have been anti-dilutive.

For the year ended December 31, 2012, potentially dilutive preferred shares, options and warrants of 9,735,000, 4,795,000 and 2,111,235, respectively, were excluded from the diluted earnings per share calculation as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options and warrants, and to have included them would have been anti-dilutive.

7.	Accounts receivable, net

	As of December 31,
	2012	2011

Accounts receivable	$148,114,048	$119,010,218
Less : allowance for doubtful accounts	(1,927,667)	(604,217)

	$146,186,381	$118,406,001

An analysis of the allowance for doubtful accounts for the years ended December 31, 2012 and 2011 is as follows:

	As of December 31,
	2012	2011

Balance at beginning of year	$604,217	$226,936
Allowance for doubtful accounts	1,322,711	367,989
Translation adjustment	739	9,292

Balance at end of year	$1,927,667	$604,217

As of December 31, 2012, accounts receivable of $931,097 was secured for certain bank loans (Note 16(d)(v)). No accounts receivable was pledged as collateral under any loan agreements as of December 31, 2011.

8.	Other receivables, prepayments and deposits

	As of December 31,
	2012	2011

Advances to staff	$806,029	$479,332
Prepayments	6,480,433	4,241,956
Other receivables	464,597	1,028,768

	$7,751,059	$5,750,056

9.	Inventories

	As of December 31,
	2012	2011

Raw materials	$1,137,315	$1,040,582
Work-in-progress	153,691	135,533
Finished goods	12,311,059	13,006,937

	$13,602,065	$14,183,052

10.	Goodwill and other intangible assets

	As of December 31,
	2012	2011

Goodwill
Acquisition of retail stores	$387,598	$432,189
Acquisition of Hefeng Pharmaceutical	107,968	107,968

Total	$495,566	$540,157

During the years ended December 31, 2012 and 2011, impairment charges to goodwill was $48,062 and $37,355, respectively.

Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, technology know-how and patents	125,869	118,146
	1,015,795	1,008,072
Accumulated amortization	(598,313)	(503,124)

Net	$417,482	$504,948

During the years ended December 31, 2012 and 2011, amortization expense was $88,106 and $95,493, respectively.

The estimated aggregate amortization expenses for other intangible assets for the future years are as follows:

Year

2013	88,002
2014	83,500
2015	81,987
2016	81,987
2017	82,006

$417,482

11.	Property, plant and equipment, net Property, plant and equipment are stated at cost, as follows:

	As of December 31,
	2012	2011

Buildings	$15,156,838	$13,625,189
Leasehold improvements	6,547,785	1,040,314
Plant and machinery	1,573,435	1,552,234
Furniture, fixtures and equipment	4,714,562	4,628,017
Motor vehicles	446,461	443,048

	28,439,081	21,288,802
Accumulated depreciation	(5,925,137)	(4,511,548)

	22,513,944	16,777,254
Construction in progress	-	1,319,808

	$22,513,944	$18,097,062

(a)	An analysis of buildings, plant and machinery pledged to banks for bank loans (Note 16(d) (i)) is as follows:

	As of December 31,
	2012	2011

Buildings	$9,215,867	$5,471,223
Accumulated depreciation	(2,489,947)	(1,420,229)

	$6,725,920	$4,050,994

(b)	During the reporting periods, depreciation is included in:

	Year ended December 31,
	2012	2011

Cost of sales and overhead expense	$321,063	$185,131
Selling expenses	1,377	1,970
Administrative expenses	1,076,314	832,298

	$1,398,754	$1,019,399

12.	Land use rights

	As of December 31,
	2012	2011

Land use rights	$16,565,497	$16,440,340
Accumulated amortization	(3,214,258)	(2,856,205)

	$13,351,239	$13,584,135

The Company has obtained land use rights from the relevant PRC land authority for a period ranging from 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of December 31, 2012 and 2011, land use rights with a carrying amount of $4,435,335 and $1,127,907, respectively, were pledged to a bank for the loans granted to the Company (Note 16(d) (ii)).

During the years ended December 31, 2012 and 2011, amortization expense was $334,784, and $327,419 respectively.

The estimated aggregate amortization expenses for land use rights for future years are as follows:

Year

2013	$334,983
2014	334,983
2015	334,983
2016	334,983
2017	334,983
Thereafter	11,676,324

$13,351,239

13.	Other payables and accrued expenses

	As of December 31,
	2012	2011

Accrued staff costs	$2,458,201	$1,948,760
VAT and other tax payables	1,234,116	1,570,886
Other payables	555,645	874,649
Deposits received	1,163,302	684,568
Accrued audit fee	130,602	148,220
Other accrued expenses	243,025	263,154
Deferred income	17,670	-

	$5,802,561	$5,490,237

14.
Amounts due to directors

The amounts due to directors are unsecured and repayable on demand.  The balances are interest free, except for the amounts of $22,166 as of December 31, 2012 and $47,136 as of December 31, 2011, which were interest bearing at a fixed rate of 24% per annum.

15.
Amounts due from/to related companies

The related companies are controlled by certain of the Company’s directors including Mr. Huitian Tang, the Company’s Chief Executive Officer and Chairman. These amounts due from or to related companies are interest-free, unsecured and payable on demand.

16.	Secured bank loans and bills payable

	As of December 31,
	2012	2011

Short-term bank loans - Note 16(a)	$15,864,666	$7,227,520
Current portion of long-term bank loans	88,642	1,808,540

	$15,953,308	$9,036,060

Long-term bank loans - Note 16(b)	$202,062	$2,015,307
Less: current portion of long-term bank loans	(88,642)	(1,808,540)

	$113,420	$206,767

(a)	The weighted average interest rate for short-term loans as of December 31, 2012 and 2011 was 7.15% and 7.73% per annum, respectively.
(b)	The long-term loans as of December 31, 2012 bear interest rates from 9.165% which are adjusted on an annual basis in accordance with the loan rate published by the People’s Bank of China.

(c)	The Company’s banking facilities were composed of the following:

	As of December 31,
	2012		2011
	Bills payablenet of restricted	Secured	Bills payablenet of restricted	Secured
	cash	bank loans	cash	bank loans

Granted	38,347,526	$16,066,728	$2,985,280	$9,242,827

Amount utilized	$1,439,541	$16,066,728	$1,052,096	$9,242,827

Unused	$36,907,985	$-	$1,933,184	$-

Some suppliers request the Company to settle accounts payable by issuance of banker’s acceptance bills, which are interest free with maturity of three months from date of issuance.  The Company is required to deposit with the banks amounts equal to 50% to 60% of the bills amount at the time of issuance and pay bank charges.  These deposits will be used to settle the bills at maturity. As of December 31, 2012, restricted cash and bills payable included cash funds provided by the bank totaling $8,074,830.

(d)	As of December 31, 2012, the above bills payable and bank loans were secured by the following:

(i)	Property, plant and equipment with carrying value of $6,725,920 (Note 11);
(ii)	Land use rights with carrying value of $4,435,335 (Note 12);
(iii)	Buildings and land use rights owned by related companies which are controlled by certain directors;
(iv)	Restricted cash of $8,981,747;
(v)	Accounts receivable of $931,097 (Note 7).

During the years ended December 31, 2012 and 2011, there was no covenant requirement for the banking facilities granted to the Company.

The aggregate maturities of long-term bank loans as of December 31, 2012 are as follows:

Year

2013	$88,642
2014	96,521
2015	16,899

$202,062

17.           Other loans

	As of December 31,
	2012	2011

Other loans	$178,438	$200,956

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

The fair value of the warrants was calculated using the binomial model. The assumptions used to calculate fair value of First Batch Warrants and Second Batch Warrants as of December 31, 2012 are as follows:

1.	Expected volatility of 33.31% and 33.19% for First Batch Warrants and Second Batch Warrants, respectively.
2.	Expected dividend yield of 0%.
3.	Risk-free interest rate of 0.360% and 0.365% for First Batch Warrants and Second Batch Warrants, respectively.
4.	Expected lives of 2 years and 2.09 years for First Batch Warrants and Second Batch Warrants, respectively.
5.	Exercise price of $3.81 per share.

As of December 31, 2012, the fair value of warrant liabilities was $Nil and the corresponding gain on the change in fair value of warrant liabilities of $190,991 was recognized in the Company’s statement of income for the year ended December 31, 2012.

Warrants issued and outstanding, all of which are exercisable at December 31, 2012, are summarized as follows:

Number of shares

First Batch Warrants	1,244,368
Second Batch Warrants	514,933

1,759,301

19.	Commitments and contingencies

a.	Capital commitments

As of December 31, 2012, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

b.	Operating lease commitments

As of December 31, 2012, the Company had non-cancelable operating leases for its retail stores and future minimum lease payments are as follows:

Year

2013	$1,349,713
2014	925,043
2015	651,389
2016	395,274
2017	298,746
Thereafter	1,134,460

$4,754,625

The rental expense relating to the operating leases was $1,694,915 and $1,324,371 for the years ended December 31, 2012 and 2011, respectively.

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

On May 18, 2010, the Company entered into a new employment agreement with Mr. Tang to employ him as CEO for a term from January 1, 2010 to January 1, 2012, pursuant to which he will be paid RMB 79,600 ($11,600) per month (or RMB 955,200 ($139,200) per year) and additional share-based compensation based upon the Company’s 2010 financial performance.

In 2011, the Board of Directors authorized and approved an increase in Mr. Tang’s annual salary from $139,000 to $200,000 starting from January 6, 2011.  In January 2012, the agreement was extended for an additional two years.

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

On May 18, 2010, the Company entered into a new employment agreement with Ms. Zhang to employ her as CFO for a term from January 1, 2010 to January 1, 2012, pursuant to which we have agreed to pay her HKD70,000 ($9,091) per month (or HKD840,000 ($109,092) per year) and additional share-based compensation based upon the Company’s 2010 financial performance.

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

d.
Distribution agreements and related long-term deposits

The Company entered into separate distribution agreements with seven government-owned hospitals, each for a term ranging from three to five years, pursuant to which the hospitals agreed to further increase our business with them ranging from 30% to 95% of their respective purchase plans for our drugs. The Company agreed to use our best efforts to fulfill the orders by distributing the drugs under the statutory requirement of the mandated collective tender plan.

In addition to the existing deposits of RMB 45,000,000 ($7,114,950), the Company made additional deposits of RMB 3,800,000 ($602,198) as security for the new distribution agreement entered in 2012.  These hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances.  The Company entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers’ purchases.

For the years ended December 31, 2012 and 2011, net sales from these government-owned hospital customers was approximately $33,080,000 and $38,179,000, respectively.

20.	Convertible redeemable preferred stock

On January 18, 2011, the Company entered into a Series A Convertible Preferred Shares Purchase Agreement (the “Purchase Agreement”) with Milestone Longcheng Limited (“Milestone”) pursuant to which Milestone at February 28, 2011 purchased 9,375,000 shares of the Company’s Series A Convertible Preferred Shares, par value $.001 per share (the “Preferred Shares”), for an aggregate purchase price of $30,000,000.  The Preferred Shares carry a dividend of 5% and are convertible initially into an equal number of shares of Common Stock at an initial conversion price of $3.20 per share.

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

The Preferred Shares are classified as temporary equity in accordance with ASR 268 (Securities and Exchange Commission, Financial Reporting Codification, Section No. 211, Redeemable Preferred Stocks) because the Preferred Shares contain a conditional obligation that may require the Company, at the option of the holders, to redeem some or all of these shares by transferring Company assets upon the occurrence of certain events that are not solely within the control of the Company.

The initial fair value of the Preferred Shares was $29,495,866 representing the transaction price of $30,000,000, in accordance with the FASB ASC 820-10-30-3, less related issue costs of $504,134.

Management evaluated the economic characteristics and risks of the conversion feature as an embedded derivative and determined such economic characteristics and risks are clearly and closely related to the host contract.  Therefore, the conversion feature does not meet the requirements of FASB ASC 815-15-25-1.a. for bifurcation and separate fair value accounting.

The Company has elected to adjust the carrying amount of the Preferred Shares at each reporting date by applying periodic accretions, using the interest method, so that the carrying amount will be equal to the possible redemption amount at the earliest determinable redemption date of February 28, 2014.  As of December 31, 2012, such accretion amount was $5,061,794 resulting in a carrying amount for the Preferred Shares of $36,947,697 at that date after the payment of dividend of $1,500,000.

21	Statutory reserves

Under PRC regulations, Liuzhou BCT, BCT Retail, BCT Jian Kang and Hefeng Pharmaceutical may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves can be used to make up cumulative prior year losses and are not distributable in the form of cash dividends.

22.	Stock option arrangements

On June 27, 2010, the Company adopted the China BCT Pharmacy Group, Inc. 2010 Omnibus Securities and Incentive Plan (the “Plan”) for the benefit of employees, nonemployee directors and consultants and the employees, nonemployee directors and consultants of affiliates, for purposes of assisting the Company to attract, retain and provide incentives to key management, employees and nonemployee directors, and consultants of affiliates, and to align the interests of such individuals with the Company’s stockholders. Accordingly, the Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided in the Plan.

As of December 31, 2012, the Company had 4,795,000 options that are exercisable or may become exercisable for shares of common stock issued and outstanding.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at December 31, 2012 had no intrinsic value because the Company’s stock price was either equal to or lower than all option exercise prices.  Fair values were estimated using the binominal tree option-pricing model.  During the year ended December 31, 2012, there were no options granted, exercised or forfeited.  The weighted average exercise price of the options is $2.48 as of December 31, 2012.  A summary of the Company’s stock options issued and outstanding as of December 31, 2012, is presented below:

	Number of options	Exercise Price	Weighted Average Remaining life
Stock options granted and outstanding	3,660,000	$2.00	9.0
Stock options granted and outstanding	1,120,000	$4.00	7.5
Stock options granted and outstanding	15,000	$5.00	7.6
Total
Exercisable at December 31, 2012	4,795,000	$2.48	8.6

23.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 31.4% of employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $1,439,360 and $719,873 for the years ended December 31, 2012 and 2011, respectively.

24.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews the operating results solely by monthly net sales of pharmaceutical distribution, retail pharmacy and manufacturing segments and the operating results of the Company. As such, management has determined that the Company has three operating segments as defined by FASB ASC 280, “Segments Reporting”: Pharmaceutical distribution, retail pharmacy and manufacturing.

	Year ended December 31,
	2012	2011

Net sales
Pharmaceutical distribution	$172,634,681	$190,662,940
Retail pharmacy	54,960,289	53,266,572
Manufacturing	14,274,377	13,557,626

	$241,869,347	$257,487,138

	Year ended December 31,
	2012	2011

Operating income
Pharmaceutical distribution	$15,053,780	$28,895,330
Retail pharmacy	9,522,999	9,480,261
Manufacturing	6,149,068	7,020,705

	$30,725,847	$45,396,296

	Year ended December 31,
	2012	2011

Depreciation and amortization expenses
Pharmaceutical distribution	$661,910	$593,284
Retail pharmacy	594,914	223,356
Manufacturing	564,820	625,671

	$1,821,644	$1,442,311

	Year ended December 31,
	2012	2011

Assets
Pharmaceutical distribution	$203,466,737	$164,525,782
Retail pharmacy	18,157,098	21,748,464
Manufacturing	21,044,031	19,389,356

	$242,667,866	$205,663,602

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Year ended December 31,
	2012	2011

Total consolidated net sales	$241,869,347	$257,487,138

Total profit for reportable segments	$30,725,847	$45,396,296
Unallocated amounts relating to
operations:
Change in fair value of warrant liabilities	190,991	1,082,202
Interest income	16,619	42,146
Other income	118,414	169,580
Share-based compensation	(637,458)	(1,640,355)
Other general expenses	(1,876,689)	(2,821,001)
Finance costs	(1,399)	(2,038)

Income before income taxes	$28,536,325	$42,226,830

	Year ended December 31,
	2012	2011
Assets

Total assets for reportable segments	$242,667,866	$205,663,602
Cash and cash equivalents	2,304,696	6,918,847

	$244,972,562	$212,582,449

All of the Company’s long-lived assets and net sales are classified based upon customer locations in the PRC.

25.	Related party transactions

Apart from the transactions as disclosed elsewhere in these consolidated financial statements, the Company has entered into following transactions with its related parties:

Sales to related companies of which certain Company’s directors have controlling interests.

Name of related companies	Year ended December 31,
	2012	2011

Liucheng Medicine Company	$-	$48,483
Guangxi Tianhu Medicine Limited	$-	$642,526
Wuxuan Baicaotang Medicine Limited	$-	$4,836
Guangxi Liuzhou Baicaotang Medicine Limited, Guigang Branch	$-	$1,065,208

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2013.

CHINA BCT PHARMACY GROUP, INC.

/s/ Huitian Tang
By: Huitian Tang
Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each person whose signature appears below constitutes and appoints Huitian Tang and Xiaoyan Zhang as his/her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ Huitian Tang	Chairman of the Board of Directors and Chief Executive Officer	April 15, 2013
Huitian Tang

/s/ Xiaoyan Zhang	Chief Financial Officer and Director(principal accounting officer)	April 15, 2013
Xiaoyan Zhang

/s/ Simon Choi	Director	April 15, 2013
Simon Choi

/s/ Man Wai Chiu	Director	April 15, 2013
Man Wai Chiu

/s/ Yunli Lou	Director	April 15, 2013
Yunli Lou

/s/ Kam-Cheung Chin	Director	April 15, 2013
Kam-Cheung Chin

EXHIBIT INDEX

2.1	Share Exchange Agreement dated December 23, 2009 (1)

3.1	First Amended and Restated Certificate of Incorporation (2)

3.2	By-laws (3)

4.1	Form of Warrant (1)

4.2	Form of Co-Placement Agent Warrant (4)

4.3	Certificate of Designation of Series A Convertible Preferred Shares (2)

10.1	Subscription Agreement Dated October 23, 2009 (1)

10.2	Co-Placement Agent Agreement Dated October 21, 2009 (5)

10.3	Escrow Deposit Agreement Dated October 21, 2009 (1)

10.4	Earn-In Agreement dated October 22, 2009 (1)

10.5	Share Transfer Agreement dated as of April 1, 2008 (5)

10.6	Shares Pledge Agreement dated May 3, 2008 (1)

10.7	Shares Pledge Agreement dated March 31, 2009 (1)

10.8	Shares Repurchase Agreement dated July 31, 2008 (1)

10.9	Loan Agreement and Pledge Agreement dated December 19, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Liuzhou City Commercial Bank (5)

10.10	Loan Agreement and Pledge Agreement dated December 29, 2008 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Rural Credit Cooperatives (5)

10.11	Loan Agreement and Pledge Agreement dated January 8, 2009 by and among Liuzhou Baicaotang, Baicaotang Property Development Limited and Agricultural Bank of China (5)

10.12	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated February 13, 2006 (5)

10.13	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated March 27, 2006 (5)

10.14	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated April 6, 2006 (5)

10.15	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated May 18, 2006 (5)

10.16	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated December 6, 2006 (5)

10.17	Loan Agreement by and between Jinghua Li and Guangxi Hefeng Pharmaceutical Co., Limited dated December 29, 2008 (5)

10.18	Loan Agreement dated February 8, 2007 by and between Huitian Tang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.19	Confirmation Agreement dated December 31, 2008 by and among Huitian Tang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.20	Loan Agreement dated February 12, 2007 by and between Youru Jiang and Industrial and Commercial Bank of China Guangxi Branch (5)

10.21	Confirmation Agreement dated December 31, 2008 by and among Youru Jiang, Liuzhou Baicaotang and Liuzhou Baicaotang Guigang Branch (5)

10.22	Lock-Up Agreement, dated December 23, 2009 (5)

10.23	Employment Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd., China BCT Pharmacy Group, Inc. and Huitian Tang (6)

10.24	Employment Agreement dated May 18, 2010 by and between Forever Well Asia Pacific Limited, China BCT Pharmacy Group, Inc. and Xiaoyan Zhang (6)

10.25	Earn-in Agreement dated December 30, 2009 (7)

10.26	Shares Pledge Agreement dated May 3, 2008 (7)

10.27	Shares Pledge Agreement dated March 31, 2009 (7)

10.28	Termination Agreement dated March 2, 2010 (7)

10.29	Share Transfer Agreement by and between He Wenheng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.30	Share Transfer Agreement by and between Jia Junwen and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.31	Share Transfer Agreement by and between Jiang Qifeng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.32	Share Transfer Agreement by and between Youru Jiang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.33	Share Transfer Agreement by and between Jinghua Li and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.34	Share Transfer Agreement by and between Chunlin Liu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.35	Share Transfer Agreement by and between Gongchun Liu and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.36	Share Transfer Agreement by and between Yuangang Meng and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.37	Share Transfer Agreement by and between Yujing Tan and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.38	Share Transfer Agreement by and between Yuanjian Ye and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.39	Share Transfer Agreement by and between Bangfu Wang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.40	Share Transfer Agreement by and between Wende Wei and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.41	Share Transfer Agreement by and between Xiaojian Yang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.42	Share Transfer Agreement by and between Qingqiu Zhang and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.43	Share Transfer Agreement by and between Ming’an Zhao and Forever Well Asia Pacific Limited dated March 18, 2008 (5)

10.44	Amendment No. 1 to Earn-in Agreement, by and between Xiaoyan Zhang and the Buyers named therein, dated May 19, 2010 (5)

10.45	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd. dated May 19, 2010 (5)

10.46	Amended and Restated Shares Pledge Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd. dated May 19, 2010 (5)

10.47	Proxy Agreement by and between Guangxi Liuzhou Baicaotang Medicine Ltd. and Liuzhou Baicaotang Property Management Ltd., dated May 19, 2010 (5)

10.48	Form of sales agreement with related parties (7)

10.49	Independent Director Agreement of Simon Choi (8)

10.50	Independent Director Agreement of Manwai Chiu (8)

10.51	Independent Director Agreement of Kam-Cheung Chin (13)

10.52	2010 Omnibus Securities and Incentive Plan (9)

10.53	Stock Option Agreement between the Registrant and Huitian Tang made as of June 27, 2010 (9)

10.54	Stock Option Agreement between the Registrant and Xiaoyan Zhang made as of June 27, 2010 (9)

10.55	Stock Option Agreement between the Registrant and Eng Leong Lee made as of July 16, 2010 (7)

10.56	Stock Option Agreement between the Registrant and Simon Choi made as of July 16, 2010 (7)

10.57	Stock Option Agreement between the Registrant and Manwai Chiu made as of July 16, 2010 (7)

10.58	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Huitian Tang (7)

10.59	Non-Disclosure and Non-Competition Agreement dated May 18, 2010 by and between Guangxi Liuzhou Baicaotang Medicine, Ltd. and Xiaoyan Zhang (7)

10.60	Asset Transfer Agreement dated February 28, 2010 by and between Liuzhou Wubaitang Medicine Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.61	Asset Transfer Agreement dated March 29, 2010 by and between Zhaoping County Laobaixin Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.62	Asset Transfer Agreement dated April 25, 2010 by and between Lai Bing Peng Fei Pharmacy Chain Store Co., Ltd. and Liuzhou Baicaotang Medicine Retail Limited (7)

10.63	Form of Retail Chain Leasing Contract (7)

10.64	Entrust Shareholding Agreement Between Liuzhou BCT Shareholders and Ms. Xiaoyan Zhang on Ingenious Dated July 21, 2008 (11)

10.65	Series A Convertible Preferred Shares Purchase Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.66	Registration Rights Agreement, by and between the Company and Milestone Longcheng Limited (10)

10.67	Shareholders Agreement, by and among the Company, Milestone Longcheng Limited, certain shareholders of the Company and Mr. Huitian Tang as representative for the shareholders (10)

10.68	Form of Stock Option Agreement – Not Granted Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

10.69	Form of Stock Option Agreement Pursuant to 2010 Omnibus Securities and Incentive Plan (12)

14	Code of Ethics and Business Conduct (8)

21	List of Subsidiaries*

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	Incorporated by reference to the Company’s Form 8-K filed on December 31, 2009.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on March 3, 2011.
(3)	Incorporated by reference to the Company’s Form SB-2 filed on August 22, 2007.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on March 3, 2010.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed on May 27, 2010.
(6)	Incorporated by reference to the Company’s Form 8-K filed on May 21, 2010.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed July 29, 2010.
(8)	Incorporated by reference to the Company’s Form 8-K filed on June 9, 2010.
(9)	Incorporated by reference to the Company’s Form 8-K filed on June 29, 2010.
(10)	Incorporated by reference to the Company’s Form 8-K filed on January 18, 2011.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed October 20, 2010.
(12)	Incorporated by reference to the Company’s Form 8-K filed on December 19, 2011.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012.

* Filed herewith.

** Furnished herewith.