Form 10-Q
period 2013-03-31
China BCT Pharmacy Group, Inc.
filed 2013-05-20
CIK 1399356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 7, 2013 the registrant had 38,154,340 shares of common stock outstanding.

TABLE OF CONTENTS

	Part I -- Financial Information

Item 1.	Financial Statements	1

	Consolidated Statements of Income and Comprehensive income (Unaudited) – Three Months Ended March 31, 2013 and March 31, 2012	1

	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	2-3

	Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended March 31, 2013 and March 31, 2012	4-5

	Consolidated Statements of Stockholders’ Equity (Unaudited) - Three Months Ended March 31, 2013	6

	Notes to Consolidated Financial Statements	7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	32

	Part II – Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered shares of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	None

Item 4.	(Reserved and Removed)	None

Item 5.	Other Information	None

Item 6.	Exhibits	32

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

China BCT Pharmacy Group, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(Stated in US Dollars)

	Three months ended
	March 31,
	2013	2012

Net sales	$66,577,292	$71,245,359
Cost of sales	55,330,933	54,733,383
Gross profit	11,246,359	16,511,976

Operating expenses
Administrative expenses	2,830,271	1,997,298
Selling expenses	2,393,033	2,380,949
Total operating expenses	5,223,304	4,378,247

Income from operations	6,023,055	12,133,729

Non-operating income (expense)
Interest income	2,288	5,349
Other income	83,502	164,440
Change in fair value of warrant liabilities	-	(42,724)
Other expenses	(6,495)	(1,208)
Finance costs	(318,362)	(221,908)
Total non-operating income (expense)	(239,067)	(96,051)

Income before income taxes	5,783,988	12,037,678
Income taxes	(1,194,407)	(3,132,557)
Net income	4,589,581	8,905,121
Other comprehensive income
Foreign currency translation adjustments	934,376	887,498

Total comprehensive income	$5,523,957	$9,792,619

Earnings per share : Basic and diluted	$0.09	$0.20

Weighted average number of shares outstanding :
Basic and diluted	38,154,340	38,154,340

Reconciliation of net income to income applicable to common stock:
Net income	$4,589,581	$8,905,121
Less: dividends and accretion on preferred stock	1,341,386	1,167,011
Income applicable to common stock	$3,248,195	$7,738,110

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(*)

Assets
Current assets
Cash and cash equivalents	$22,802,605	$21,608,989
Restricted cash	9,211,428	8,981,747
Accounts receivable, net	149,371,343	146,186,381
Bills receivable	102,868	74,246
Amounts due from related companies	298,945	264,939
Other receivables, prepayments and deposits	16,281,620	7,751,059
Inventories	16,941,030	13,602,065
Deferred income taxes	1,289,702	1,055,490
Total current assets	216,299,541	199,524,916

Property, plant and equipment, net	23,680,215	22,513,944
Land use rights, net	13,338,622	13,351,239
Long-term deposits	7,450,560	7,726,504
Goodwill	497,695	495,566
Other intangible assets, net	395,488	417,482
Deferred income taxes	721,930	911,245
Other investment	31,840	31,666
Total assets	$262,415,891	$244,972,562

(*) Derived from audited financial statements.
See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Balance Sheets (Cont’d)
(Stated in US Dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(*)

Liabilities and stockholders’ equity

Liabilities
Current liabilities
Accounts payable	$50,622,373	$39,723,026
Bills payable	10,582,454	10,421,288
Other payables and accrued expenses	6,099,436	5,802,561
Amounts due to directors	64,737	129,700
Amounts due to related companies	364,551	375,460
Income taxes payable	1,229,631	834,554
Bank loans, current portion	16,042,908	15,953,308
Other loans	189,289	178,438
Retirement benefit costs, current portion	69,194	65,502
Total current liabilities	85,264,573	73,483,837

Bank loans	90,547	113,420
Retirement benefit costs	157,923	162,420

Total liabilities	85,513,043	73,759,677

Commitments and contingencies

Convertible, redeemable preferred stock
Series A convertible redeemable preferred stock: $0.001 par value; 20,000,000 shares authorized; 9,375,000 shares issued and outstanding	38,289,083	36,947,697

Stockholders’ equity
Common stock: $0.001 par value 150,000,000 shares
authorized ; 38,154,340 shares issued and outstanding	38,154	38,154
Additional paid-in-capital	19,077,230	18,911,224
Statutory and other reserves	8,048,691	8,048,691
Accumulated other comprehensive income	10,961,917	10,027,541
Retained earnings	100,487,773	97,239,578
Total stockholders’ equity	138,613,765	134,265,188
Total liabilities and stockholders’ equity	$262,415,891	$244,972,562

(*) Derived from audited financial statements.
See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$4,589,581	$8,905,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	616,936	403,214
Deferred taxes	(34,297)	14,985
Share-based compensation expense	166,006	139,440
Change in fair value of warrant liabilities	-	42,724
Changes in operating assets and liabilities:
Accounts receivable	(2,240,590)	(18,488,308)
Bills receivable	(28,193)	(134,011)
Other receivables, prepayments and deposits	(8,481,572)	(3,019,841)
Inventories	(3,261,763)	(5,456,370)
Accounts payable	10,673,024	20,191,721
Other payables and accrued expenses	274,654	(1,396,331)
Retirement benefit costs	(2,056)	2,188
Income taxes payable	390,197	343,717
Total adjustments	(1,927,654)	(7,356,872)

Net cash flows provided by operating activities	$2,661,927	$1,548,249

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)
(Stated in US Dollars)

	Three months ended March 31,
	2013	2012

Cash flows from investing activities
Additions to property, plant and equipment	$(1,551,568)	$(1,053,384)
Proceeds from disposal of property, plant and equipment	557	-
Payments to acquire for intangible assets	-	(334)
Change in long-term deposits	318,160	(158,230)

Net cash flows used in investing activities	(1,232,851)	(1,211,948)

Cash flows from financing activities
Repayments to related companies	(45,488)	(3,495)
Change in restricted cash	(180,192)	356,159
Change in bills payable	103,824	(712,319)
Repayments (to) from directors	(65,626)	2,943
Repayments of bank loans	(21,541)	(19,447)

Net cash flows used in financing activities	(209,023)	(376,159)

Effect of foreign currency translation on cash and cash equivalents	(26,437)	151,116

Net increase in cash and cash equivalents	1,193,616	111,258

Cash and cash equivalents - beginning of period	21,608,989	31,479,528

Cash and cash equivalents - end of period	$22,802,605	$31,590,786

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$341,792	$125,497
Income taxes	$838,507	$2,773,856

Non-cash financing and investing activities
Dividends and accretion on preferred stock	$1,341,386	$1,167,011

See the accompanying notes to consolidated financial statements.

China BCT Pharmacy Group, Inc.
Consolidated Statements of Equity
(Unaudited)
(Stated in US Dollars)

					Accumulated
			Additional	Statutory	other
	Common stock		paid-in	and surplus	comprehensive	Retained
	No. of shares	Amount	capital	reserves	income	earnings	Total

Balance, December 31, 2012	38,154,340	$38,154	$18,911,224	$8,048,691	$10,027,541	$97,239,578	$134,265,188
Net income	-	-	-	-	-	4,589,581	4,589,581
Foreign currency translation adjustments	-	-	-	-	934,376	-	934,376
Share-based compensation	-	-	166,006	-	-	-	166,006
Accretion of preferred stock to redemption value	-	-	-	-	-	(1,341,386)	(1,341,386)

Balance, March 31, 2013	38,154,340	$38,154	$19,077,230	$8,048,691	$10,961,917	$100,487,773	$138,613,765

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

The Company is principally engaged in the distribution, retailing and production of drugs in the People’s Republic of China (the “PRC”).

Currently the Company has six subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities
Ingenious Paragon Global Limited (“Ingenious”)	British Virgin Islands (“BVI”) / May 29, 2008	100%	Authorized, issued and fully paid 50,000 common shares of $1 par value each	Investment holding

Forever Well Asia Pacific Limited (“Forever Well”)	Hong Kong / January 10, 2008	100%	Authorized, issued and fully paid 10,000 common shares of HK$1 par value each	Investment holding

Guangxi Liuzhou Baicaotang Medicine Limited (“Liuzhou BCT”)	PRC / April 3, 1986	100%	Registered and fully paid up capital of RMB192,478,478	Investment holding and distribution of drugs

Guangxi Liuzhou Baicaotang Medicine (Retail Chain) Limited (“BCT Retail”)	PRC / October 30, 2001	100%	Registered and fully paid up capital of RMB3,000,000	Retail sales of drugs

Guangxi Hefeng Pharmaceutical Company Limited (“Hefeng Pharmaceutical”)	PRC / September 18, 2000	100%	Registered and fully paid up capital of RMB5,000,000	Production and sales of drugs

Guangxi Liuzhou Baiaotang Jian Kang Chan Ye Limited (“BCT Jian Kang”)	PRC/ September 6, 2012	100%	Registered and fully paid up capital RMB500,000	Beauty and massage services

2.	Basis of presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Use of estimates

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) is the exclusive reference of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernment entities. Rules and interpretive release of the Securities and Exchange Commission (“SEC”) under authority of US federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company’s financial statements are prepared in accordance with GAAP, which may require the use of management estimates and assumptions. The accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories and the estimation on useful lives of property, plant and equipment, intangible assets and goodwill impairment.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of March 31, 2013 and December 31, 2012, cash and cash equivalents were mainly denominated in Renminbi (“RMB”) and United States dollars placed with banks in the PRC and Hong Kong.  Those denominated in RMB are not freely convertible into foreign currencies, and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

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

As of March 31, 2013, approximately 80% of the Company's accounts receivable was derived from hospitals, community service centers and clinics. In the PRC, all hospitals and community service centers are owned or controlled by the PRC government. The Company believes that it is highly unlikely that a liquidation of one of its hospital customers will occur, and that the recovery of debts from hospitals is highly assured. Therefore, it is within the Company's customary practice to grant a longer credit period to those accounts and no allowance for doubtful accounts was made as receivables from those accounts are reasonably assured.

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

No provision for excess or obsolete inventory was made as of March 31, 2013 and December 31, 2012.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.   Cost includes the purchase price of the asset and other costs incurred to place the asset into service.

Depreciation is computed by using the straight-line method over the following estimated useful lives:

	Annual rate	Residual value
Buildings and improvements	2.54-9.84%	Nil – 2%
Leasehold improvements	Lesser of lease terms or 5% to 10%	Nil
Plant and machinery	7-18.4%	Nil – 10%
Motor vehicles	6-18.4%	10%
Furniture, fixtures and equipment	6-18.4%	10%

Construction in progress mainly represents expenditures related to the renovations of retail stores.  All direct costs are capitalized as construction in progress.  No depreciation is provided with respect to construction in progress.

Maintenance and repairs are expensed as incurred. Cost and related accumulated depreciation of property sold or otherwise disposed of are removed from the accounts, and any resulting gain or loss is included in non-operating income (expense).

Goodwill and intangible assets

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

Revenues from services primarily consist of provision of foot and body massage services. Revenues from provision of services are recognized when payment is tendered at the point of sale. Proceeds from sale of gift coupons are recorded as deferred revenue and recognized as income when redeemed by holders. Gift coupons that have not been redeemed over the expired times are recognized as income following the date of expiration.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable and amounts due from related companies.  As of March 31, 2013 and 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit standing.  With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts.

During the three months ended March 31, 2013 and 2012, no single customer accounted for 10% or more of the Company’s consolidated sales and no single customer constituted 10% or more of the Company’s accounts receivable.

Foreign currency translation

The functional currency of the Company is RMB which is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

United States

The Company is subject to the United States of America tax law at tax rate up to 35%. No provision for the US federal income taxes has been made as the Company had no taxable income under this jurisdiction for the reporting periods.

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

6.	Inventories

	March 31, 2013	December 31, 2012
Raw materials	$1,180,462	$1,137,315
Work-in-progress	175,095	153,691
Finished goods	15,585,473	12,311,059
	$16,941,030	$13,602,065

7.	Goodwill and other intangible assets

	March 31, 2013	December 31, 2012
Goodwill
Acquisitions of retail stores	$389,727	$387,598
Acquisition of Hefeng Pharmaceutical	107,968	107,968
Total	$497,695	$495,566

Other intangible assets
Pharmaceutical licenses	$799,197	$799,197
Customer contracts	90,729	90,729
Trademarks, technology know-how and patents	126,371	125,869
	1,016,297	1,015,795
Accumulated amortization	(620,809)	(598,313)
Net	$395,488	$417,482

For the three months ended March 31, 2013 and 2012, amortization expense was $ 22,089 and $21,983, respectively.

8.	Property, plant and equipment, net

Cost	March 31, 2013	December 31, 2012
Buildings and improvements	$15,241,684	$15,156,838
Leasehold improvements	8,103,769	6,547,785
Plant and machinery	1,584,667	1,573,435
Furniture, fixtures and equipment	4,771,688	4,714,562
Motor vehicles	437,531	446,461
	30,139,339	28,439,081
Accumulated depreciation	(6,459,124)	(5,925,137)
Net	$23,680,215	$22,513,944

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

An analysis of buildings and improvements pledged for bank loans (Note 12(d)(i)) is as follows:

	March 31, 2013	December 31, 2012
Buildings and improvements	$9,266,507	$9,215,867
Accumulated depreciation	(2,756,364)	(2,489,947)
	$6,510,143	$6,725,920

9.	Land use rights

	March 31, 2013	December 31, 2012
Land use rights	$16,655,485	$16,565,497
Accumulated amortization	(3,316,863)	(3,214,258)
Net	$13,338,622	$13,351,239

The Company has obtained land use rights from the relevant PRC land authority for a period ranging from 40 to 70 years to use the land on which the office premises, production facilities and warehouse of the Company are situated. As of March 31, 2013, and December 31, 2012, land use rights with carrying amount of $4,417,607 and $4,435,335, respectively, were pledged to a bank for the loans granted to the Company (Note 12(d) (ii)).

For the three months ended March 31, 2013 and 2012, amortization expense was $84,138 and $83,693, respectively.

10.	Amounts due to directors

The amounts due to directors are unsecured and repayable on demand.  The balances are interest free as of March 31 2013, except for $22,166 as of December 31, 2012, which amount was interest bearing at a fixed rate of 24% per annum.

11.	Amounts due from/to related companies

The related companies are controlled by certain of the Company’s directors including Mr. Huitian Tang, the Company’s Chief Executive Officer and Chairman. These amounts due from or to related companies are interest-free, unsecured and payable on demand.

12.	Bank loans and bills payable

	March 31, 2013	December 31, 2012
Short-term bank loans - Note 12(a)	$15,951,840	$15,864,666
Current portion of long-term bank loans	91,068	88,642
	$16,042,908	$15,953,308

	March 31, 2013	December 31, 2012
Long-term bank loans - Note 12(b)	$181,615	$202,062
Less: current portion of long-term bank loans	(91,068)	(88,642)
	$90,547	$113,420

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

(a)	The weighted average interest rate for short-term loans as of March 31, 2013 and December 31, 2012 was 7.15% per annum for each.

(b)	The long-term loans as of March 31, 2013 bear interest rates from 8.515% which are adjusted on an annual basis in accordance with the loan rate published by the People’s Bank of China.

(c)	The Company’s banking facilities were composed of the following :

	March 31, 2013		December 31, 2012
	Bills payable, net of restricted cash	Bank loans	Bills payable, net of restricted cash	Bank loans
Granted	$38,558,240	$16,133,455	$38,347,526	$16,066,728
Amount utilized	$1,371,026	$16,133,455	$1,439,541	$16,066,728
Unused	$37,187,214	$-	$36,907,985	$-

Some suppliers request the Company to settle accounts payable by issuance of banker’s acceptance bills, which are interest free with maturity of three months from date of issuance.  The Company is required to deposit with the banks amounts equal to 40% of the bills amount at the time of issuance and pay bank charges.  These deposits will be used to settle the bills at maturity. As of March 31, 2013, restricted cash and bills payable included cash funds provided by the bank totaling $ 8,119,200.

(d)	As of March 31, 2013, the above bank loans and bills payable were secured by the following:

(i)	Property, plant and equipment with carrying value of $ 6,510,143 (Note 8);

(ii)	Land use rights with carrying value of $4,417,607 (Note 9);

(iii)	Buildings and land use rights owned by related companies which are controlled by certain directors;

(iv)	Restricted cash of $9,211,428;

(v)	Accounts receivable of $936,214.

During the reporting periods, there was no covenant requirement for the banking facilities granted to the Company.

Long-term bank loans are repayable as follows:

March 31,
2013
Within one year	$91,068
After one year but within two years	90,547
$181,615

13.	Other loans

	March 31, 2013	December 31, 2012
Other loans	$189,289	$178,438

All other loans are unsecured and repayable on demand. Other loans bear interest at a fixed rate of 2% per month.

14.	Warrant liabilities

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

The fair value of the warrants was calculated using the binomial model. The assumptions used to calculate fair value of First Batch Warrants and Second Batch Warrants as of March 31, 2013 are as follows:

●	Expected volatility of 34.0% and 33.8% for First Batch Warrants and Second Batch Warrants, respectively

●	Expected dividend yield of 0%

●	Risk-free interest rate of 0.335% and 0.347% for First Batch Warrants and Second Batch Warrants, respectively

●	Expected lives of 1.75 years and 1.84 years for First Batch Warrants and Second Batch Warrants, respectively

●	Exercise price of $3.81 per share

As of March 31, 2013, the fair value of warrant liabilities was $Nil and no gain or loss on the change in fair value of warrant liabilities of was recognized in the Company’s statement of operations for the three months ended March 31, 2013.

Warrants issued and outstanding, all of which are exercisable at March 31, 2013, are summarized as follows:

Number of shares
First Batch Warrants	1,244,368
Second Batch Warrants	514,933
1,759,301

15.	Commitments and contingencies

a.        Capital commitments

As of March 31, 2013, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements.

b.        Operating lease commitments

As of March 31, 2013, the Company had no capital commitments in respect of the acquisition of property, plant and equipment which were contracted for but not provided in the consolidated financial statements. As of March 31, 2013, the Company had non-cancelable operating leases for its retail stores and future minimum lease payments are as follows:

Within one year	$1,824,858
After one year but within two years	1,497,773
After two years but within three years	1,150,015
After three years but within four years	360,975
After four years but within five years	282,649
Thereafter	308,359
$5,424,629

The rental expense relating to the operating leases was $550,106 and $354,477 for the three months ended March 31, 2013 and 2012, respectively.

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

The Company was required to deposit a total of RMB 48,800,000 ($7,717,148) for the security of the distribution agreement.  These hospitals are required to repay the deposit amounts in full when the agreements expire or when terminated, which may be done only under certain circumstances.   The Company entered into such agreements to pursue relationships with these large hospitals in order to achieve a higher share of these customers’ purchases. During 2013, deposits of RMB 2,000,000 ($318,160) were returned to the Company.

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

For the three months ended March 31, 2013 and 2012, net sales from these government-owned hospital customers were approximately $8,912,000 and $10,787,000, respectively.

16.	Convertible, redeemable preferred stock

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

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

The Companyclassifies the Preferred Shares as temporary equity in accordance with ASR 268 (Securities and Exchange Commission, Financial Reporting Codification, Section No. 211, Redeemable Preferred Stocks) because the Preferred Shares contain a conditional obligation that may require us, at the option of the holders, to redeem some or all of these shares by transferring our assets upon the occurrence of certain events that are not solely within the control of the Company.

The initial fair value of the Preferred Shares was $29,495,866 representing the transaction price of $30,000,000, in accordance with the FASB ASC 820-10-30-3, less related issue costs of $504,134.

The Company evaluated the economic characteristics and risks of the conversion feature as an embedded derivative and determined such economic characteristics and risks are clearly and closely related to the host contract.  Therefore, the conversion feature does not meet the requirements of FASB ASC 815-15-25-1.a. for bifurcation and separate fair value accounting.

The Company has elected to adjust the carrying amount of the Preferred Shares at each reporting date by applying periodic accretions, using the interest method, so that the carrying amount will be equal to the possible redemption amount at the earliest determinable redemption date of February 28, 2014.  As of March 31, 2013, such accretion amount was $1,341,386 resulting in a carrying amount for the Preferred Shares of $38,289,083.

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

On June 27, 2010, we adopted the China BCT Pharmacy Group, Inc. 2010 Omnibus Securities and Incentive Plan (the “Plan”) for the benefit of employees, nonemployee directors and consultants and the employees, nonemployee directors and consultants of affiliates, for purposes of assisting the Company to attract, retain and provide incentives to key management employees and nonemployee directors, and consultants of the Company and affiliates, and to align the interests of such individuals with the Company’s stockholders. Accordingly, the Plan provides for the granting of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock unit awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant as provided in the Plan.

As of March 31, 2013, the Company had 4,795,000 options that are exercisable or may become exercisable for shares of its common stock issued and outstanding.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at March 31, 2013 had no intrinsic value because the Company’s stock price was either equal or lower than all option exercise prices.  Fair values were estimated using the Binominal tree option-pricing model.  During the three months ended March 31, 2013, there was no option granted, exercised or forfeited.  The weighted average exercise price of the options is $2.48 as of March 31, 2013.  A summary of the Company’s stock options issued and outstanding as of March 31, 2013, is presented below:

	Stock Options
	Number of options	Exercise Price	Weighted Average Remaining Life (years)
Stock options granted and outstanding	3,660,000	$2.00	8.73
Stock options granted and outstanding	1,120,000	$4.00	7.25
Stock options granted and outstanding	15,000	$5.00	7.39
Total excisable at March 31, 2013	4,795,000	$2.48	8.38

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

19.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions at a rate of 31.4% to employees’ salaries and wages to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees in the PRC.  The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $328,924 and $169,303 for the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended
	March 31,
Net sales	2013	2012
Pharmaceutical distribution	$48,666,237	$53,261,798
Retail pharmacy	14,340,828	13,989,978
Manufacturing	3,570,227	3,993,583
	$66,577,292	$71,245,359

	Three Months Ended
	March 31,
Operating income	2013	2012
Pharmaceutical distribution	$2,684,828	$7,877,243
Retail pharmacy	2,080,982	2,476,180
Manufacturing	1,347,269	1,918,100
	$6,113,079	$12,271,523

	Three Months Ended
	March 31,
Depreciation and amortization expenses	2013	2012
Pharmaceutical distribution	$202,390	$181,384
Retail pharmacy	279,324	77,664
Manufacturing	135,222	144,166
	$616,936	$403,214

China BCT Pharmacy Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in US Dollars)

	March 31,	December 31,
Assets	2013	2012
Pharmaceutical distribution	$217,238,867	$203,466,737
Retail pharmacy	20,270,285	18,157,098
Manufacturing	22,833,712	21,044,031
	$260,342,864	$242,667,866

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended
	March 31,
	2013	2012

Total consolidated net sales	$66,577,292	$71,245,359

Total profit for reportable segments	$6,113,079	$12,271,523
Unallocated amounts relating to operations:
Change in fair value of warrant liabilities	-	(42,724)
Interest income	4	5,432
Other income	-	97,529
Share-based compensation	(166,006)	(139,440)
Finance costs	(147)	(203)
Other general expenses	(162,942)	(154,439)
Income before income taxes	$5,783,988	$12,037,678

	March 31,	December 31,
Assets	2013	2012
Total assets for reportable segments	$260,342,864	$242,667,866
Cash and cash equivalents	2,073,027	2,304,696
Total	$262,415,891	$244,972,562

All of the Company’s long-lived assets and net sales are classified based upon customer locations in the PRC.

21.	Subsequent events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no other subsequent events to recognize or disclose in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2012 and 2011 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Business Review

We are engaged in pharmaceutical distribution, retail pharmacy and manufacture of pharmaceuticals through our two wholly-owned subsidiaries Liuzhou BCT and Hefeng Pharmaceutical as well as BCT Retail, a retail company that we control through a series of contractual arrangements, each of which is located in Guangxi Province, China. BCT Jian Kang, a wholly-owned subsidiary of Liuzhou BCT was formed in September 2012 to operate a chain of TCM physical therapy service locations.

We have integrated operations in the following three business segments.

Pharmaceutical Distribution Segment

We provide a comprehensive offering of pharmaceutical and healthcare products, including branded and generic prescription medicines, over-the counter medicines, Western and Chinese medicines, as well as personal care products and medical supplies, Chinese herbs,  and medical instruments from manufacturers and suppliers through distribution to our customers, including hospitals, retail drug stores, other pharmaceutical wholesalers, clinics, medical centers, and individuals located mainly in Guangxi Province except for other pharmaceutical wholesalers. Over 8,000 products are distributed in compliance with China’s regulations over the pharmaceutical industry.   For the three months ended March 31, 2013, our pharmaceutical distribution segment accounted for approximately 73.1% of our total revenue after elimination of inter-segment sales.  Revenue derived from Chinese herbal medicine, family planning products, medical instruments, injection drugs and other packaged medicine drugs constituted 2.5%, 0.1%, 0.2%, 18.0% and 79.2% of our pharmaceutical distribution segment’s total revenue for the three months ended March 31, 2013, respectively.

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

Retail Pharmacy Segment

BCT Retail operates a large regional retail pharmacy network of stores in Guangxi province, consisting of 196 directly owned retail stores under the registered name “Baicaotang 百草堂.” Our retail stores provide high-quality, convenient and professional pharmaceutical services, and supply a wide variety of medicines such as prescription medicines, over-the-counter medicines, Chinese herbal medicine, roughly processed Chinese herbal medicine, family planning products, and other pharmaceutical and healthcare products. Revenue from the retail pharmacy segment is generated by cash sales or medi-card reimbursement from the national insurance plan.   There is no difference in the sales price of products in medi-care qualified stores between cash and medi-card payment.  No co-payment is collected with respect to payments by medi-card.  For the three months ended March 31, 2013, our retail pharmacy segment accounted for approximately 21.5% of our total revenue after elimination of inter-segment sales.

The following table sets forth the accounts receivable from the National Program for our retail pharmacy segment as of March 31, 2013 and December 31, 2012:

	As of March 31,	As of December 31,
	2013	2012
Payor	(000)	(000)
National Program	$1,215	$909

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

Manufacturing Segment

Located in Donglan District, Guangxi province and built on approximately 40,000 square meters of land to which we own the use rights, Hefeng Pharmaceutical has four product processing units: (1) Chinese herbal medicine abstraction unit for raw material and medicine paste with 670 tons of annual abstraction capacity; (2) granular formulation unit with an annual production capacity of 0.25 billion packages; (3) pill formulation unit with annual production capacity of 0.36 billion pills, and (4) liquid formulation unit with an annual production capacity of 0.1 billion injections. We manufacture and sell both the generic and clinic drugs all over China. For the three months ended March 31, 2013, our manufacturing segment accounted for approximately 5.4% of our total revenue after elimination of inter-segment sales.

Growth Strategy

We expect to focus on obtaining more contracts for the distribution side of our business. As the centralized bidding for the 2011 contract closed in the second quarter of 2011, we were awarded 2,000-3,000 more product distribution rights with regard to our hospital and clinic clients, which represent approximately a 50% increase compared to our product distribution rights in 2010. In addition, in 2011, we were able to increase the number of bids awarded to us for counties and cities under the New Rural Cooperate Medicare bidding process from the 6 counties and cities that were awarded to us in the previous bidding to 22 counties, cities and regions after being awarded an additional 16 territories in 2011. There was no bidding process for 2012.

Notably, our wholesale business has been negatively affected by a continuing trend of declining prices from hospital bidding. The Chinese government would like to benefit its citizens with a lower cost of Medicare by regulating State-run hospitals’ profit on drug sales.  The policy requires hospitals to take zero profits and allows only a 15% increase of bidding prices.  In addition, the Chinese National Development and Reform Commission (NDRC) regulates the bidding price down for every year’s bidding by having hospitals choose the lowest price without consideration of the production cost.

This has had the effect of reducing the profit of all parties along the drug supply chain.   In the past, our wholesale distribution segment saw a higher profit margin than our competitors, because we had a large percentage of sales of products that carried higher margins.  Recently, though, manufacturers are selling higher margin products directly to the hospitals and, as a result, we are selling less of the higher profit margin products.  Our overall profit margin for the wholesale segment has declined as a result of the lower bidding price for each bidding year and the shrinking of the higher margin business in each of the steps through the entire wholesale businesses chain.  Due to the lowered profit margin, all parties in this supply chain have had  to either lower their profit margin on this kind of business or simply withdraw from this kind of business. Therefore, the percentage of this higher margin business among all wholesale business declined dramatically.

As China Medicare System Reform has been developing, the pharmaceutical industry has been evolving with it.  We will continue to address the challenges from this reform as they are presented.

One way that we have begun to address these issues is to focus on rapidly growing our retail pharmacy networks by refining and expanding our existing retail networks in selected markets.  We have been consolidating our existing pharmacy stores into larger stores with built-in traditional Chinese medicine, or TCM, clinics; we are targeting to have about 4 to 5 such stores built for each larger city and at least one such store built for each county in Guangxi.  We have been exploring new and more profitable business models in the retail segment to boost same store sales and increase gross margin as we have experienced increasingly intensified competition from small neighborhood drug stores.  In addition, we have also come to recognize limitations of resources (e.g. lack of registered pharmacists, medi-care qualification, quality staff and administrative efforts), which limits our ability to increase the number of stores.  We re-decorated and opened our first 3,000 square feet pharmacy store with built-in TCM clinics in December 2011 where we provide around 5,400 types of products (including drugs, medical instruments, foods, convenience goods and personal care products, etc).  We built 3 consultation rooms for TCM doctors to provide free consultations to increase in-store TCM sales and attract more in-store traffic.  As of March 31, 2013, there are 8 stores with built-in TCM clinics opened and we expect to open another 10-15 such stores by the end of 2013. Among the 8 stores opened, one mega store has been built with floorage of 18,000 square feet. On the ground floor we offer personal care products, convenience good, food and drinks besides drugs, and on the second floor we have included a TCM clinic with 8 consultation rooms and a health and leisure treatment facility with more than 30 guests rooms.

We intend to expend a total of RMB 64.2 million, or approximately $10.4 million for the re-decorating and re-opening of 10-14 TCM clinic built-in chain stores and 1 mega store by the end of 2013.  We will put priority focus on quality rather than quantity of the stores that we are going to operate.  In addition, we may invest in a location for a logistics center, but wait to build the center until our group revenue reaches $500 million to achieve economy of scale.  We intend to finance the above capital investments either from our own sources of funds or through increased debt facilities with banks.  We estimate that the cost for the logistics center will be approximately $22 million.

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

Results of Operation

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following table sets forth the key components of our results of operations for the periods indicated.

	Three months ended March 31
	2013		2012
	(000)	% of total sales	(000)	% of total sales
Sales revenue	$66,577	100.0	$71,245	100.0
Cost of sales	55,331	83.1	54,733	76.8
Gross profit	11,246	16.9	16,512	23.2
Operating expenses
Administrative expenses	2,830	4.3	1,997	2.8
Selling expenses	2,393	3.6	2,381	3.3
Total operating expenses	5,223	7.9	4,378	6.1

Income from operations	6,023	9.0	12,134	17.0

Non-operating income (expense)
Interest income	2	-	5	-
Other income	83	0.1	164	0.2
Change in fair value of warrants liabilities	-	-	(42)	(0.1)
Other expenses	(6)	-	(1)	-
Finance costs	(318)	(0.4)	(222)	(0.3)
Total non-operating income (expense)	(239)	(0.3)	(96)	(0.1)

Income before income taxes	5,784	8.7	12,038	16.9
Income taxes	(1,194)	(1.8)	(3,133)	(4.4)
Net income	4,590	6.9	8,905	12.5
Other comprehensive income
Foreign currency translation adjustments	934	1.4	887	1.2
Total comprehensive income	$5,524	8.3	$9,792	13.7

The table below sets forth a breakdown of our external segment revenue after elimination of inter-segment sales, and each segment revenue item as a percentage of our total revenue, as well as our inter-segment sales for the three months ended March 31, 2013 and 2012.  For the three months ended March 31, 2013, we had approximately $9.6 million of inter-segment revenue, which includes approximately $9.3 million in sales from our pharmaceutical distribution segment to our retail pharmacy segment, and approximately $0.3 million in sales from our manufacturing segment to our pharmaceutical distribution segment.  External segment revenue refers to segment revenue after inter-segment elimination.

	Three months ended March 31,
	2013		2012
External segment revenue	(000)%		(000)%
Pharmaceutical distribution	$48,666	73.1	$53,261	74.8
Retail pharmacy	14,341	21.5	13,990	19.6
Manufacturing pharmacy	3,570	5.4	3,994	5.6
	$66,577	100.0	$71,245	100.0
Inter-segment revenue	$9,628		$9,868

Sales Revenue

For the three months ended March 31, 2013, we had sales revenue of $66.6 million, as compared to sales revenue of $71.2 million for the three months ended March 31, 2012, a decrease of $4.6 million or approximately 6.5%. This decrease was mainly attributable to the reduction in sales revenue of $4.6 million from our pharmaceutical distribution segment.

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

The following table sets forth revenue from our pharmaceutical distribution operation by categories of customers:

	Three months ended March 31,
	2013		2012
	‘000%		‘000%
Hospitals	$32,480	66.8	$39,032	73.3
Other drug stores	250	0.5	4,563	8.6
Clinics and health care centres	2,006	4.1	1,675	3.1
Distributors and others	13,930	28.6	7,991	15.0
Total	$48,666	100.0	$53,261	100

Revenue from our pharmaceutical distribution segment decreased by $4.6 million or 8.6% from $53.3 million for the three months ended March 31, 2012 to $48.7 million for the three months ended March 31, 2013. The decrease was the result of the decrease in sales volume by $1.3 million coupled with price reductions of approximately $3.3 million.  The decrease in sales revenue from our pharmaceutical distribution segment was attributed primarily to the effect of the reduction of $6.5 million in sales to hospitals. There was an additional decrease of $4.3 million in sales to other drug stores, although the decrease was offset mainly by the increase of $5.9 million in sales to distributors and others.

The reduction in sales to hospital sales is attributed partly to the change in the product mix that we supplied to the hospitals.  We previously focused on the supply of generic drugs to hospitals, which had higher prices and higher profit margins; however, the number of products sold that fall into this higher margin category have declined in 2013. This resulted in the reduction in total sales amount to hospitals. The change is exacerbated by the reduction in the price of drugs under the PRC government-mandated collective tender process, which we participate in. As a result of the tender process, the price of drugs drops significantly.

We mainly target individual drug stores and not chain stores. A number of individual stores have joined certain large chain stores and these member stores are required to order their drugs from the prescribed distributors of the chain stores that they joined. This has resulted in the reduction in the number of drug stores that we can supply and in decreases in sales to those stores.

The increase in the sales to distributors and others was derived both from the addition of new distributors that we have started to work with during the year as well as the increase in the quantity and species of drugs purchased by some existing distributors.

Retail Pharmacy Segment

Revenue from our retail pharmacy segment increased by $0.3 million or 2.1% from $14.0 million for the three months ended March 31, 2012 to $14.3 million for the three months ended March 31, 2013.  The increase in revenue is resulted mainly from the increase in sales volume of $0.3 million. This increase is partly attributed to the growth of sales by particular stores that have been opened since 2010 in which we are still in the growth stage.  Further, we have upgraded and remodeled several of our retail stores since early 2012 and are able to offer free Chinese medical counseling services, which have also driven the increase in sales. The increase is offset by the interruption of our business during construction and the closure of eleven stores since March 31, 2012; the sales derived from these stores were $0.8 million. In contrast, the sales derived from the new stores that were opened after March 31, 2012 was $0.2 million. There was a net reduction in sales by $0.6 million when compared to the new stores that we currently operate. This is because we opened fewer stores than we closed, and, further, the initial sales contribution from new stores is not comparable to the contribution to our sales from the mature stores.  The revenue contributed by new stores for the three months ended March 31, 2013 was $0.2 million as compared to $1.4 million for the three months ended March 31, 2012, representing a decrease of $1.2 million. This difference is the result of the fact that there were 51 stores opened between March 31, 2011 and March 31, 2012, while there were only 3 stores opened after March 31 2012.

The following table sets forth revenue from our retail pharmacy segment by existing stores and new stores opened during each period.

	Three months ended March 31,
	2013 (000)	2012 (000)

Existing stores (1)	$14,158	$12,583
New stores (2)	183	1,407
Total (include closed stores)	$14,341	$13,990
No. of stores	196	205

(1) 2 stores were closed during the three months ended March 31, 2012 and 9 stores were closed after March 31, 2012. No stores were closed during the three months ended March 31, 2013.  The sales derived from those stores for the three months ended March 31, 2012 were $754,307.

 (2) Represents the 3 stores and one foot and massage center opened after March 2012. No stores were opened during the three months ended March 31, 2013. The sales derived from the foot and massage stores for the three months ended March 31, 2013 were $77,903.

Manufacturing Segment

Revenue from our manufacturing segment decreased by 10.0% from $4.0 million for the three months ended March 31, 2012 to $3.6 million for the three months ended March 31, 2013. The decrease was attributed to the sales volume.  There were no significant changes in prices between the periods. The decrease in sales is partly attributed to the tighter controls over the use of certain drugs by the clinics, which contributed to the slight reduction in sales.

Cost of Sales

Cost of sales was $55.3 million for the three months ended March 31, 2013 compared to $54.7 million for the three months ended March 31, 2012, representing an increase of $0.6 million or 1.1%. Our cost of sales consists of the cost of merchandise, raw materials and other costs. Other costs include direct labor, depreciation and certain other miscellaneous costs. The increase was primarily due to the increase in the volume of low profit margin products.

Gross Profits

Gross profit was $11.2 million for the three months ended March 31, 2013 as compared to $16.5 million for the three months ended March 31, 2012, representing a decrease of $5.3 million or approximately 32.1%.  Our gross profit margin was 16.9% and 23.2% for the three months ended March 31, 2013 and 2012, respectively. The decrease in gross profit margin was mainly attributed to the reduction in the gross profit margin derived from the pharmaceutical distribution segment.  For hospital customers, we establish a pricing range aligned with our suppliers through the PRC government-mandated collective tender process while the prices of drugs sold to health care community centers are governed by the prescribed list within Basic Drug Catalogue.  As for other pharmaceutical product distributors, we arrange three party negotiations with distributors and suppliers. Under the current tender, the prices under the bids do drop and we cannot maintain the margin in the same degree between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital and health care centers customers. Further, the increase in the portion of sales derived from distributors and others category further reduces our overall gross profit margin.

Pharmaceutical Distribution Segment

The gross profit margin for our pharmaceutical distribution segment was approximately 8.9% and 17.3% for the three months ended March 31, 2013 and 2012, respectively. The cost of sales includes only the cost of merchandise. The increase of the portion of revenue derived from distributors did impact our margin significantly as the margin from the sales to distributors is the lowest among all our customers and now accounts for 28.6% of total sales.  In addition, a substantial share of the sales of our pharmaceutical distribution segment is derived from the hospital customers where price is governed by the PRC Government-mandated collective tender process. After the tender, there is a general reduction in price over the drugs and the margin between our cost of purchasing pharmaceutical products from our suppliers and our prices of pharmaceutical products sold to our hospital customers decreased accordingly and resulted in margin reduction. Further, the reduction of sales of generic drugs which are of higher profit margin also contributed to the decrease.

Retail Pharmacy Segment

The gross profit margin for our retail pharmacy segment was approximately 36.5% and 35.8% for the three months ended March 31, 2013 and 2012, respectively. The cost of sales includes only the cost of merchandise, and we adjust the retail price in accordance with the cost of merchandise. The increase in gross profit margin is attributable to the sales of higher profit margin products inclusive of Chinese herbs, especially upon the introduction of free Chinese medical counseling service.

Manufacturing Segment

The gross profit margin for our manufacturing segment was approximately 46.5% and 57.3% for the three months ended March 31, 2013 and 2012, respectively. The cost of sales consists of cost of merchandise and raw materials and other costs. Other costs include direct labor, depreciation and certain other miscellaneous costs. The reduction in gross profit margin is attributed to the increase in relative mix of sales of lower profit margin products.

Operating Expenses

Selling and administrative expenses totaled $5.2 million for the three months ended March 31, 2013, as compared to $4.4 million for the three months ended March 31, 2012, representing an increase of $0.8 million or approximately 18.2%.  The increase was attributed mainly to the increase in administrative expenses by $0.8 million.

Administrative Expenses

Administrative expenses increased by $0.8 million, or 40% from $2.0 million for the three months ended March 31, 2012 to $2.8 million for the three months ended March 31, 2013. The increase in was primarily due to the increase in depreciation by $0.2 million, rental expenditures by $0.2 million, and staff and benefit costs by $0.2 million. The percentage of our administrative expenses to our total revenue increased from 2.8% in 2012 to 4.3% in 2013.

Pharmaceutical Distribution Segment

The administrative expenses of our pharmaceutical distribution segment increased by $0.2 million, or 22.2%, from $0.9 million for the three months ended March 31 2012 to $1.1 million for the three months ended March 31, 2013. The increase was primarily due to the increase in depreciation upon the completion of the head office renovation undertaken and the increase in conference meeting expenses.

Retail Pharmacy Segment

The administrative expenses of our retail segment increased by $0.7 million or 116.7% from $0.6 million for the three months ended March 31, 2012 to $1.3 million for the three months ended March 31, 2013. The increase was primarily attributed to an aggregate increase in rental expenditures by $0.2 million, staff and benefit costs by $0.2 million and depreciation by $0.2 million. The increase in rental fees was due to an increase in the rental charges for certain stores upon the inception of new leases as well as the increase in the size of particular stores upon modification inclusive of the medical consultation centers and the foot massage center. The increase in our staff costs was due to the increase in the contribution to the insurance plan, when, in the past, the staff obtained private insurance for themselves. As we opened a number of medical consultation centers and the foot massage center after March 2012, more capital expenditures were spent in connection with the renovation undertaken in opening those stores, which resulted in an increase in depreciation expenses.

Manufacturing Segment

The administrative expense of our manufacturing segment decreased by $0.1 million, or 50.0%, from $0.2 million for the three months ended March 31 2012 to $0.1 million for the three months ended March 31, 2013. The decrease was primarily due to the slight decrease in depreciation and staff cost.

Selling Expenses

Selling expenses was $2.4 million for both the three months ended March 31, 2012 and 2012.

Pharmaceutical Distribution Segment

The selling expenses of our pharmaceutical distribution segment were $0.9 million for both the three months ended March 31, 2013 and 2012.

Retail Pharmacy Segment

The selling expenses of our retail pharmacy distribution segment decreased by $0.1 million or 7.7% from $1.3 million for the three months ended March 31, 2012 to $1.2 million for the three months ended March 31, 2013. The decrease was primarily due to a decrease in entertainment by $0.1 million.

Manufacturing Segment

The selling expenses of our manufacturing segment increased by $0.1 million or 50.0% from $0.2 million for the three months ended March 31, 2012 to $0.3 million for the three months ended March 31, 2013. The increase was primarily due to an aggregate increase in transportation, commission and staff cost by $0.1 million.

Change in Fair Value of Warrants

For the three months ended March 31, 2013, we had no non-cash gain or loss as there was no change in fair value of warrants issued to investors in conjunction with the Company’s issuance of warrants in December 2009 and February 2010 pursuant to provisions of FASB ASC 815, “Derivative and Hedging”.  The accounting treatment of the warrants resulted from a provision providing anti-dilution protection to the warrant holders.

Income before Income Tax

As a result of the foregoing, our income before income tax decreased by $6.2 million or 51.7% from $12.0 million for the three months ended March 31, 2012 to $5.8 million for the same period in 2013. The percentage of our income before income tax to total revenue was 8.7% in 2013 compared to 16.9% in 2012. The decrease is mainly attributed to the reduction in sales amount and the gross margin thereon derived from the pharmaceutical distribution segment upon the reductions in prices after the completion of tenders as described above.

Pharmaceutical distribution segment

Our income before income tax from our pharmaceutical distribution segment decreased by $5.3 million or 66.3% from $8.0 million for the three months ended March 31, 2012, to $2.7 million for the three months ended March 31, 2013.  The profit margin decreased to 5.5% from 14.8%. The reduction in profit margin is attributed to the drop in gross profits resulting from price adjustments after the completion of the collective tendering process and the increase in portion of sales to distributors.

Retail pharmacy segment

Our income before income tax from our retail pharmacy segment decreased by $0.5 million or 20.0% from $2.5 million for the three months ended March 31, 2012, to $2.0 million for the three months ended March 31, 2013.  The profit margin decreased to 14.5% from 17.7%. The reduction in profit margin is attributed to the increase in rental costs and depreciation upon the commencement of new leases and opening of large medical consultation centers and the foot and massage store.

Manufacturing segment

Our income before income tax from our manufacturing segment decreased by 31.6% from $1.9 million for the three months ended March 31, 2012, to $1.3 million for the three months ended March 31, 2013. The profit margin decreased to 37.7% from 48.0%; these reductions are attributed to the reduction in gross margin upon the increase in share of lower profit margin products.

 Net Income

As a result of the above factors, we had net income of $4.6 million for the three months ended March 31, 2013 as compared to $8.9 million for the three months ended March 31, 2012, representing a decrease of $4.3 million or 48.3%.  For the three months ended March 31, 2013, our net income was impacted by recognition of non-cash expense of $0.2 million derived from share based compensation.  Excluding this net $0.2 million non-cash expense, our net income for the three months ended March 31, 2013 would have been $4.8 million, representing a decrease of $4.3 million or 47.3% compared to $9.1 million excluding the non-cash loss of $0.2 million for the same period of 2012.

Earnings per Share

For the three months ended March 31, 2013, our basic and diluted earnings per share was $0.09, representing a decrease of 55.0%, compared to the same period in 2012.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments, including repayments of borrowings, operation funding, acquisition, and expansion. In addition to cash on hand, our primary sources of funds for liquidity during the first three months of 2013 consisted of cash generated from operations and proceeds received from bank loans. As of March 31, 2013, $16.0 million of our indebtedness was due within one year and $0.1 million was due beyond one year.  During the three months ended March 31, 2013 we did not experience any difficulties in renewing our bank loans with our lenders.

Restricted Cash and Cash Equivalents

Our restricted cash consists of collateral we provide for bills payable.  As of March 31, 2013 and December 31, 2012, our restricted cash was approximately $9.2 million and $9.0 million, respectively.  As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents (exclusive of restricted cash) of $22.8 million and $21.6 million, respectively.

We believe that our existing sources of liquidity, along with cash expected to be generated from operating activities will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements (other than acquisitions) for at least the next twelve months. We will continue to monitor our expenditures and cash flow position.

	For the Three months Ended March 31,
	2013 (000)	2012 (000)

Net cash provided by operating activities	$2,662	$1,548
Net cash used in investing activities	(1,233)	(1,212)
Net cash used in financing activities	(209)	(376)
Effect of foreign currency translation on cash and cash equivalents	(26)	151
Net increase in cash and cash equivalents	1,194	111
Cash and cash equivalents, beginning of period	21,609	31,480
Cash and cash equivalents, end of period	$22,803	$31,591

Operating Activities

We derive our cash flow primarily from operating activities from the sale of our products and services through our three operating segments.  Our cash used in operating activities is primarily used for the purchase of raw materials and products, distribution and selling expenses, general administrative expenses and taxes.  Cash flows from our operations can be significantly affected by several factors such as the timing of collection of accounts receivable and the payment of our accounts payable to our suppliers.

Cash from operating activities is primarily affected by the pharmaceutical distribution segment, which has a high demand on working capital while the retail pharmacy segment generates primarily cash and a minority of accounts receivable pending reimbursements for medi-card payments. As the manufacturing segment accounts for only 5.4% of our revenues in the three months ended March 31, 2013, it does not have a significant impact on cash from operating activities.

Cash provided by operating activities was $2.7 million for the three months ended March 31, 2013 compared to $1.5 million provided by operating activities during the same period in 2012, representing an increase of $1.2 million.

The increase in net cash provided by operating activities was primarily attributable to the reduction in the increase in size of accounts receivable from 2012 to 2013, which increase was not substantial when compared to the increase in the size of our accounts receivable from 2011 to 2012. The increase in net cash provided by operating activities from accounts receivable was offset by the reduction in the increase in size of accounts payable from 2012 to 2013, which increase was relatively less as compared to the increase in the size of our accounts payable from 2011 to 2012. In addition, our net income decreased by $4.3 million brought a negative impact on the cash flows from operating activities.

For our pharmaceutical distribution segment, accounts receivable turnover days for the three months ended March 31, 2013 were 222 days as compared to 175 days in 2012.

The increase in turnover days was attributable to several factors. First, as our primary sales were derived from hospitals, we are comfortable when extending and granting longer credit periods to those customers. Thus, hospitals and community service centers owned by the PRC government, have comparatively longer payment cycles.  Further, as hospitals are now prohibited to charge the patients a mark-up for the use of drugs, the hospitals experienced tightening cash flows and, as a result, they delayed payments to us.  However, because in the PRC, all hospitals and the community health care centers are owned or controlled by the PRC government, we believe that it is highly unlikely that a liquidation of one of our hospital and community health care center customers will occur; and therefore, the collection of accounts receivable from them is highly assured. Further, as the sales derived from other retail drug stores dropped rapidly, by 94.5% from 2012, these customers tend to repay slower when they place fewer orders from us. We previously made a provision for doubtful debts in connection with such inactive customers for the year ended December 31, 2012.

For our retail pharmacy segment, accounts receivable turnover days for the three months ended March 31, 2013 were 6 days as compared to 4 days in 2012 and there were no material changes.  We generally have cash sales from customers at our retail stores except for sales to be reimbursed by the national insurance program.  The accounts receivable comprised only the medi-card reimbursement under the national insurance program.

For our manufacturing segment, the accounts receivable turnover days were 138 days in 2013 compared to 113 days in 2012.  The increase was attributed to the grant of longer credit terms to customers who can meet our agreed target sales volume and, who we believe have potential for growth as customers.

Investing Activities

Cash flow from investing activities primarily consists of additions to property, plant and equipment in our retail segment. Cash used in investing activities was both $1.2 million for the three months ended March 31, 2013 and 2012.

Financing Activities

Our cash from financing activities has been derived primarily from bank loan activities. Cash used in financing activities was $0.2 million for the three months ended March 31, 2013, compared to $0.4 million used in financing activities for the same period in 2012, representing a decrease in cash used in financing activities of $0.2 million.  The decrease was primarily due to the net increase in change in bills payable of $0.8 million and the net decrease in change in restricted cash of $0.5 million.

Working Capital

Our working capital as of March 31, 2013 and December 31, 2012 was $131.0 million and $126.0 million, respectively.  Our working capital is critical to our financial performance.  We must maintain sufficient liquidity and financial flexibility to continue our daily operations.  Our sales practices with hospitals in our pharmaceutical distribution segment, which have a longer term of payment of accounts receivable when compared with other customers have resulted in a significant demand for working capital.

The following table sets forth accounts receivable from our pharmaceutical distribution operations by category of customers:

	As of March 31,	As of December 31,
	2013	2012
	(000)	(000)
Hospitals	$116,829	$107,091
Other drug stores	4,379	7,173
Clinics and health care centers	4,161	3,344
Distributors and others	18,217	23,463
Total	$143,586	$141,071

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of March 31, 2013 were $16.0 million while long-term bank borrowings outstanding as of March 31, 2013 were $0.2 million. The short-term loans bear an average interest rate of 7.15% per annum and are adjusted currently or annually in accordance with the benchmark interest rate of the People’s Bank of China. These loans do not contain any financial covenants or restrictions. The loans are secured by the land use rights and properties of the Company and properties from its related parties.

The short-term borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms.

The long-term borrowings have seven year terms and are repayable by monthly installments within the two years before maturity. The loans bear interest rates from 8.515% and are adjusted on an annual basis in accordance with the loan rate of the People’s Bank of China.

These long-term loans do not contain any financial covenants or restrictions. The loans are secured by properties from related parties.

In addition to bank borrowings mentioned above, we have bills payable granted in the amount of $38.6 million as of March 31, 2013 of which $1.4 million was utilized.  The financing facilities are secured by property, plant and equipment, land use rights, buildings and land use rights owed by related companies, accounts receivable, and restricted cash.

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

Goodwill

We account for goodwill in accordance with the provisions of FASB ASC 350, “Intangible – Goodwill and Other” (“ASC 350”). We perform an impairment analysis on an annual basis and, in addition, if we notice any indication of impairment, we conduct that test immediately. The application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of the fair value of each reporting unit. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. We do not believe there is any indication of impairment of goodwill as of March 31, 2013.

Long-lived Assets

Long-lived assets are tested for impairment in accordance with FASB ASC 360 “Impairment or Disposal of Long-Lived Assets.”  We periodically evaluate potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The application of the impairment test requires judgment inclusive of the future cash flows attributable from the use of the asset. If the asset is determined not to be recoverable, it is considered to be impaired and an impairment loss is recognized.

Depreciation

Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives.  We determine the estimated useful lives, residual values and related depreciation charges for our property, plant and equipment.  This estimate is based on the historical experience of the actual useful lives and residual values of property, plant and equipment of similar nature and functions. We will revise the depreciation charge when useful lives and residual values are different from those previously estimated, or we will write off or write down technically obsolete or non-strategic assets that have been abandoned or sold.

Allowances for Doubtful Accounts

We establish a general provisioning policy to make the allowance equivalent to 40% of gross amount of accounts receivable due from 6 months to 12 months and 100% of gross amount of accounts receivable due over 12 months except government-owned hospitals and community service centers.  Additional specific provisions are made against accounts receivable whenever they are considered to be uncollectible. We make judgments over the customer’s ability to pay their outstanding invoices on a timely basis and whether their financial position might deteriorate significantly in the future affecting their capability for repayments.

Allowances for Inventories

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  We estimate the demand requirements based on market conditions, forecasts over the demand by our customers, sales contracts and orders in hand.  As of March 31, 2013, 0.6% of our inventory will expire within 1- 6 months, 2.8% of our inventory will expire within 7 to 9 months, 3.0% will expire within 10 to 12 months, and 93.6% of inventory will expire in over 12 months. We estimate the extent of provision made for inventory which expires within 6 months after assessing the capability of a selling campaign and the possible return of drugs to the vendors.  As for the drugs which will expire in over half a year’s time, we judge that the drugs are still marketable and estimate the provision upon the future demand and the current inventory level.

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

During the three months ended March 31, 2013, $655,325 worth of goods was returned as a result of damage. We have not sold goods to customers as a result of incentives. We do not grant sales discounts or any allowances to customers if they don’t re-sell their goods before the date of expiration. No return of goods is allowed except if the goods are damaged during delivery. As the return of goods is not allowed, we assess and estimate only the returns arising from damage during delivery and the estimate of return is negligible. Thus, we do not assess any return derived from the levels of inventory in the distribution channel, estimated shelf life, and/ or the introduction of new products as these factors are not relevant to us for the estimate of return.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based on an evaluation of our disclosure controls and procedures as of March 31, 2013 covered by this report (and the financial statements contained in the report), and after taking into account the changes in our internal controls over financial reporting, as discussed below, our Chief Executive Officer and Chief Financial Officer have determined that our current disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

As of June 30, 2012, we identified certain matters that constituted material weaknesses in our internal control over financial reporting. Specifically, we lacked certain procedures and policies to ensure proper and efficient financial reporting and we lacked sufficient accounting personnel with the appropriate level of knowledge, experience and training in US GAAP and SEC reporting requirements. We have taken, and are taking, certain actions to remediate this material weakness related to our lack of US GAAP experience. During the fiscal quarter ended June 30, 2012, we initiated on-the-job training in US GAAP and related matters for our staff and we also adopted and implemented internal policies regarding capitalization, depreciation, and monthly closing of the financial books to address weaknesses relating to those matters.  Additionally, during the fiscal quarter ended March 31, 2013, we continued to provide our internal staff with appropriate training with respect to US GAAP by ensuring that they execute the account procedures that we implemented to address the material weaknesses, with a focus on complying with the requirements of Section 404 of the Sarbanes-Oxley Act, US GAAP and the relevant securities laws. Additionally, we have engaged an outside consulting professional firm to assist in the review of our financial statements for this Quarterly Report.

PART II—OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest, you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2012 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 2. Unregistered shares of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period ended March 31, 2013 that were not previously disclosed in a current report on Form 8-K.

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

China BCT Pharmacy Group, Inc.

Dated: May 20, 2013	By:	/s/ Huitian Tang
Huitian Tang
Chief Executive Officer and Chairman
(principal executive officer)

Dated: May 20, 2013	By:	/s/ Xiaoyan Zhang
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